Form 10-Q
period 2014-09-30
Tech Foundry Ventures, Inc.
filed 2014-11-17
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196075

Tech Foundry Ventures, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-5152859
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Santa Monica Blvd., Suite 300 Santa Monica, CA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 909-5548

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 13, 2014, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 21,355,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

TECH FOUNDRY VENTURES, INC.

Condensed Balance Sheets

	September 30, 2014 (Unaudited)	March 31, 2014 (Audited)

ASSETS
Current Assets
Cash	6,356	83
Prepaid expenses	511	511
Total Current Assets	$6,867	$594

TOTAL ASSETS	$6,867	$594

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	6,942	-
Related party advances	49,100	21,100

TOTAL LIABILITIES	$56,042	$21,100

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2014	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 21,000,000 issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	2,100	2,100
Additional Paid in Capital	-	-
Accumulated Deficit	(51,275)	(22,606)
TOTAL STOCKHOLDERS’ DEFICIT	(49,175)	(20,506)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,867	$594

The accompanying notes are an integral part of these condensed unaudited financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2014	February 27, 2014 (Inception) through September 30, 2014
Revenues:
Sales	$-	$-

Expenses

General & administrative expenses	4,904	6,476
Stock-based compensation	-	2,100
Rent expense	900	1,800
Professional fees	7,299	40,899
Total Expenses	13,103	51,275

Net Loss for the Period	$(13,103)	$(51,275)

Basic and diluted loss per common share	(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	21,000,000	21,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statements of Cash Flow

(Unaudited)

For the period from February 27, 2014 (inception) to September 30, 2014
OPERATING ACTIVITIES
Net Loss	$(51,275)
Adjustments to reconcile net loss to net cash provided used for operations:
Stock-based compensation	2,100
Change in operating assets and liabilities
Accounts payable	6,942
Prepaid expenses	(511)
Net cash (used by) Operating Activities	(42,744)

FINANCING ACTIVITIES
Advances from shareholders	49,100
Net cash provided by Financing Activities	49,100
Net cash increase for period	6,356
Cash, at beginning of period	-

Cash, at end of period	$6,356

Supplemental cash flow information:
Cash paid of interest	$-
Cash paid for income taxes	$-
None cash transaction
Issue shares to exchange for services	2,100

The accompanying noted are an integral part of these unaudited condensed financial statements.

Tech Foundry Ventures, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended September 30, 2014 and for the period from February 27, 2014 (inception) to September 30, 2014 (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Tech Foundry Ventures, Inc. (the “Company”) as of September 30, 2014 (unaudited) and March 31, 2014 (audited), and the statements of operations, for the three months ended September 30, 2014 and for the period from February 27, 2014 (inception) through September 30, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2014, and the results of operations for the three-months ended September 30, 2014 and for the period from February 27, 2014 (inception) through September 30, 2014.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of March 31, 2014.

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on February 27, 2014, under the name Tech Foundry Ventures, Inc. The Company has limited operations and is developing a business plan to provide consulting services to startup companies in Southern California and North America. The Company intends to service development stage enterprises that are seeking startup capital and offer a variety of services to them, which they normally would not be able to afford. To date, its business activities have been limited to organizational matters. It is considered a development stage enterprise and has not yet realized any revenues from its planned operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2014.

Tech Foundry Ventures, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended September 30, 2014 and for the period from February 27, 2014 (inception) to September 30, 2014 (Unaudited)

Use of Estimates and Assumptions

The preparation of condensed unaudited interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Stock Based Compensation

ASC 718 “Compensation - Stock Compensation” which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Tech Foundry Ventures, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended September 30, 2014 and for the period from February 27, 2014 (inception) to September 30, 2014 (Unaudited)

Loss per Share

The Company’s basic loss per share is calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Revenue Recognition

The Company’s condensed unaudited interim financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed unaudited interim financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Tech Foundry Ventures, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended September 30, 2014 and for the period from February 27, 2014 (inception) to September 30, 2014 (Unaudited)

NOTE 4–INCOME TAXES

As of September 30, 2014, the Company had a net operating loss carry forward of $51,275 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of September 30, 2014
Deferred tax assets:
Net operating tax carry-forwards	$51,275

Gross deferred tax asset	51,275
Valuation allowance	(51,275)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5–NET OPERATING LOSSES

As of September 30, 2014, the Company has a net operating loss carry-forward of approximately $51,275, which will expire 20 years from the date the loss was incurred.

NOTE 6–STOCKHOLDERS’ DEFICIT

The Company was formed with one class of common stock, $0.0001 par value and is authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value and is authorized to issue 10,000,000 preferred shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

On March 31, 2014, the Company issued 21,000,000 shares of common stock to its founders, Jeffrey Cocks, Michael Levine and BCIM Management, LP. Jeffrey Cocks and Michael Levine are the Company’s directors and Jeffrey Cocks is the Company’s sole officer. The Company issued this stock to Mr. Cocks, Mr. Levine and BCIM Management, LP in exchange for $2,100 of services rendered to the Company in its formation at a price of $0.0001 per share.

As of September 30, 2014, there are 21,000,000 shares of common stock outstanding.

TECHFoundry Ventures, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended September 30, 2014 and for the period from February 27, 2014 (inception) to September 30, 2014 (Unaudited)

NOTE 7–RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s three shareholders have advanced $49,100 to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholders have orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 8–GOING CONCERN

The Company‘s unaudited condensed interim financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising additional funds for the second and third quarters going forward. The Company cannot provide any assurance or guarantee that it will be able to generate revenues. Potential investors must be aware if it is unable to raise additional funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from February 27, 2014 (inception) to September 30, 2014 of $51,275. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – PROPERTY

The Company does not own any property. It operates its business remotely from Canada. Commencing in March 2014, the Company leases a virtual office in Santa Monica, California under an oral agreement from an unrelated third party, which also leases offices to its legal counsel.

NOTE 10 – SUBSEQUENT EVENTS

During the month of October 2014, the Company sold 355,000 shares of its common stock at a price of $0.10 per share for $35,500.

TECHFoundry Ventures, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended September 30, 2014 and for the period from February 27, 2014 (inception) to September 30, 2014 (Unaudited)

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of a development stage company;

●	management’s plans, objectives and budgets for its future operations and future economic performance;

●	capital budget and future capital requirements;

●	meeting future capital needs;

●	our dependence on management and the need to recruit additional personnel;

●	limited trading for our common stock, if listed or quoted

●	the level of future expenditures;

●	impact of recent accounting pronouncements;

●	the outcome of regulatory and litigation matters; and

●	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

●	those described in the context of such forward-looking statements;

●	future product development and marketing costs;

●	timely development and acceptance of our consulting services;

●	the markets of our domestic operations;

●	the impact of competitive products and pricing;

●	the political, social and economic climate in which we conduct operations; and

●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1/A (SEC File No. 333-196075).

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited condensed interim financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited condensed interim financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Tech Foundry Ventures, Inc., a Nevada corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended September 30, 2014 and for the period from February 27, 2014, (inception) through September 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. We are a development stage enterprise that seeks to become a consulting service company, to provide management and consulting services to early and middle stage start-ups. Since beginning operations in March 2014, we have not been engaged by any start-ups to provide any services and we have accumulated losses in the amount of $51,275 as of September 30, 2014. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this quarterly report, we have had only limited start-up operations and have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the sale of our consulting services. Our chief executive officer and director, Jeffrey T. Cocks, is our only employee. Mr. Cocks will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of September 30, 2014, we had $6,356 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2014, the Company borrowed $49,100 from its three founding shareholders.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

We have no current plans, preliminary or otherwise, to merge with any other entity although we may consider such plans in the future.

At the present time, we are negotiating with various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

Management does not plan to hire additional employees at this time. Our officers and directors will be responsible for the initial product and service sourcing. We intend to hire independent consultants as necessary.

Critical Accounting Policy and Estimates.

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our unaudited condensed interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our unaudited condensed interim financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2014, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited registration statement on Form S-1 for the period from February 27, 2014 (Inception) through March 31, 2014.

Three months ended September 30, 2014

Revenues. We had no revenues for the three months ended September 30, 2014.

Operating expenses. Operating expenses include general and administrative expenses, rent expense and professional fees. In total, operating expenses were $13,103 for the three months ended September 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses were $4,904, which is comprised of $3,894 in travel expenses, $881 in entertainment expenses and $129 in auto rental expenses.

●	Professional fees were $7,299, which is comprised of $780 in accounting fees, $1,519 in Edgar filing fees, and $5,000 in legal fees.

●	Rent expense is $900.

Net loss. Our net loss was $13,103 for the three months ended September 30, 2014.

From inception (February 27, 2104) to September 30, 2014

Revenues. We had no revenues for the period from inception (February 27, 2014) to September 30, 2014.

Operating expenses. Operating expenses include general and administrative expenses, rent expense and professional fees. In total, operating expenses were $51,275 for the period from inception (February 27, 2014) to September 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses were $6,476.

●	Professional fees were $40,899.

●	Rent expense is $1,800.

Net loss. Our net loss was $51,275 for the period from inception (February 27, 2014) to September 30, 2014.

Liquidity and Capital Resources. In February 2014, three of our founding shareholders loaned us $21,000 interest-free and have orally agreed to defer repayment until we are financial able to repay the advances. From March 2014 to September 2014, they loaned us an additional $28,100 under the same terms. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $6,867 as of September 30, 2014, consisting of $6,356 in cash. Our working capital deficit was $49,175 as of September 30, 2014.

Our total liabilities are $56,042 as of September 30, 2014, which includes $6,942 of accounts payable and $49,100 in advances from shareholders.

Our total stockholders’ deficit is $49,175 as of September 30, 2014, and an accumulated deficit of $51,275 as of September 30, 2014.

We had $42,744 in net cash used in operating activities for the period from inception (February 27, 2014) to September 30, 2014.

We had no cash provided by investing activities for the period from inception (February 27, 2014) to September 30, 2014.

We had $49,100 in cash provided by financing activities for the period from inception (February 27, 2014) to September 30, 2014.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2014.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2014 and September 30, 2013, respectively.

Plan of Operation

We were incorporated in the State of Nevada on February 27, 2014. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a development stage company that has not generated any revenue and just recently started our operations. If we are unable to successfully find customers who will engage us to provide consulting services, we may quickly use up the proceeds from this offering.

Our business strategy is to market our website (www.techfoundryventures.com) whereby potential companies will be able to review our services and engage us. We will develop our presence on e-commerce sites as Facebook, Twitter, LinkedIn and other sites. We are also focusing on expanding our referral network by targeting other advisors such as lawyers, accountants, insurance agents, financial planners and other service professionals.

The number of companies, which we will be able to provide services to will depend upon the success of our marketing efforts through our website and our referral network.

Our business is advising and consulting with start-up and development stage companies and companies by providing administrative support to their management so that management can focus on the core products and services and not be consumed by administrative details that consume their time. We intend to advise companies on their capital formation, consulting with jurisdictional selection, corporate governance, administrative duties, such as bookkeeping, accounting, regulatory compliance and reporting, valuation and other administrative tasks that entrepreneurs may not be familiar. We envision ourselves as mentors to empower companies to achieve their business growth objectives by providing the management team with financial and management guidance and partnering with them to help them succeed in the financial markets.

To the extent that our clients desire to become a public company, we will assist them and work closely with senior legal, auditing and technical advisors that have vast knowledge in the “Going Public” process and are well versed with regulatory requirements. We and the advisors we intend to work with will assist management understand the value of their assets and build a proper structure around those assets to help create a fair value for the company. We believe that by providing guidance and support to our potential clients and assisting them in structuring their company and valuation will allow them to grow their business and enable them to achieve the next stages of accessing capital to expand. We intend to partner and work with professional and technical advisors that have knowledge and expertise in advising start-up and development stage companies. To the extent that our potential clients request our assistance in seeking capital or accessing the capital markets, we intend to introduce them to the appropriate advisors who have the requisite expertise in the various areas that may require such expertise.

Our founders have access to strategic relationships with financial firms, investment bankers, brokers, individual and institutional investors as well as accountants and attorneys in North America and worldwide. In addition to providing administrative support to our clients’ management teams, we can offer to advise our clients on strategic transactions and provide a global understanding of how the capital markets work. Our founders have invested their capital in the public markets and have experience with public companies. We believe that a properly structured company eases the ability to attract the initial capital from brokers, private investors, angels, and institutional investors thereby allowing management the necessary capital to develop the Company. We believe that a properly structured, funded, and administered company with capable management allows us to get “the story” out to our many public and private investors. This process allows us to work with the investment community helping them understand the client company while simultaneously gaining exposure to investment capital. We intend to charge our clients an hourly rate to advise them but will not engage in activities that would require us to be licensed broker dealers or investment advisors.

We may conduct limited research and development of additional services to offer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to offer consulting services to start-ups and development stage companies. Our plan of operations is as follows:

Complete our public offering

We expect to complete our public offering within 180 days after the effectiveness of our registration statement by the Securities and Exchange Commissions, which was declared effective on September 19, 2014. We intend to concentrate our efforts on raising capital during this period. Our operations will be limited due to the limited amount of funds on hand. Upon completion of our public offering, our specific goal is to profitably sell our services. Our plan of operations following the completion is as follows:

Establish our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

Upon completion of the offering we plan to set up a physical office in Santa Monica, CA where we currently operate from a virtual office. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our sole officer and one of our directors, Jeffrey Cocks, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. If we sell 75% of the shares offered we will buy better equipment with advanced features that will cost us approximately $500 more. In this case, set up costs will be approximately $3,000. In the event we sell all of the shares offered we will buy additional and more advanced equipment that will help us in everyday operations; therefore the office set up costs will be approximately $3,500. Mr. Cocks intends to visit the Santa Monica office monthly. During the times Mr. Cocks not in Santa Monica, he will operate out of his residence in Canada.

Expand Our Website

Time Frame: 3rd-6th months.

Material costs: $3,000-$5,000.

When our office is set up, we intend to begin expanding our website. Our sole officer and one of our directors, Jeffrey Cocks, will be in charge of overseeing the expansion of our website and the services we intend to offer. As of the date of this prospectus we have identified and secured the domain name www.techfoundryventures.com. We intend to hire a web designer to help us with the expansion and functionality of our website. We do not have any written agreements with any web designers at current time. The website expansion costs, including enhanced site design and implementation will be approximately $3,000. If we sell 75% of the shares offered and/or all of the shares offered we will develop more sophisticated and well-designed web site, therefore developing cost will be $4,000 and $5,000 accordingly. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential referral sources and customers

Time Frame: 6th-12th months.

No material costs.

Once our website is operational, we will contact and start negotiation with potential customers and referral sources. We will negotiate terms and conditions of collaboration. At the beginning, we plan to focus primarily on local advisors such as attorneys, accountants, insurance agents and financial planners. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements.

In the future, when/if we have available resources, operating history and experience, we plan to contact larger referrals sources that have more established clients. However, we anticipate encountering many market barriers in becoming a service provider to clients of large established professionals. Our competitors have gained customer loyalty and brand identification through their long-standing advertising and customer service efforts. This creates a barrier to market entry by forcing us to spend time and money to differentiate our product in the marketplace and overcome these loyalties. The large established service providers may require capital investments in personnel. They also may have exclusive agreements with key franchises and others for the similar services. Considering our lack of operating history and experience in being a consulting firm to start-ups and development stage companies, we may never become a consultant to large established clients.

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $20,000-$80,000.

At the same time as we start negotiation process with potential customers and our website is operational, we will begin to market our services. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in web, mobile and entertainment industry to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on Facebook and Twitter to advertise our services. We intend to spend from $20,000-$80,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide administrative support to management with an emphasis on relieving management from the details of administrative paperwork so they can focus on their creative efforts.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve-month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Hire a Salesperson or Independent Contractors

Time Frame: 8th-12th months.

Material costs: $12,000-36,000.

If we raise at least $150,000 in this offering, we intend to hire one salesperson with good knowledge and broad connections in the consulting industry to introduce our services. The salesperson’s job would be to find new potential clients, and to set up agreements with customers and referral sources to engage our services. If we sell 100% of the shares in this offering we will hire two sales persons. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

In summary, during 1st-6th month we should have established our office and further expanded our website. After this point we should be ready to start more significant operations and start selling our services. During months 6-12 we will be developing our marketing campaign. There is no assurance that we will generate any revenue in the first 12 months after completion our offering or ever generate any revenue.

Jeffrey Cocks, our president will be devoting approximately ten hours per week to our operations. Once we expand operations, and are able to attract more and more customers to use our services, Mr. Cocks has orally agreed to commit more time as required. Because Mr. Cocks will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations. Mr. Cocks has orally agreed to limit his responsibilities at West Isle Ventures, Ltd. to providing consulting services to Canadian companies in industries that we do not intend to pursue. West Isle Ventures, Ltd. has provided consulting services to companies in a variety of industries; however, Mr. Cocks will devote his efforts with us to consult with companies in the United States and with companies in our target industries.

Off-Balance Sheet Arrangements

None.

Use of Estimates:

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

During the three month period ended September 30, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH FOUNDRY VENTURES, INC.

November 17, 2014	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

