Form 10-K
period 2014-12-31
Tech Foundry Ventures, Inc.
filed 2015-03-30
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196075

Tech Foundry Ventures, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-5152859
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401-2224

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 576-4758

Common Stock, $0.0001 par value per share	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ] [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained hererin, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2015, based upon the last sale price of the common stock of such date: $85,000.

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2015 was 21,850,000.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Nevada as a for-profit company on February 27, 2014, under the name Tech Foundry Ventures, Inc. and our incorporator adopted our bylaws and appointed our two directors. To date, we have limited operations and are implementing our business plan to provide management consulting services to start-up and development stage enterprises in North America. To date, our business activities have been limited to organizational matters, the development of our business model and plan and marketing our services. We have established a fiscal year end of December 31.

On February 28, 2014, we issued 21,000,000 shares of our $0.0001 par value common stock, valued at $0.0001 per share, to our 3 founders, which includes 7,000,000 common shares to our chief executive officer, Jeffrey Cocks and 7,000,000 common shares to our director, Michael Levine, and 7,000,000 common shares to BCIM Management, LP, in exchange for organizational services incurred in our formation, which our board of directors valued at $0.0001 per share, or $700, $700, and $700, respectively for preformation services rendered to develop our organization, business model and website. From February 27, 2014 to December 31, 2014, we incurred $69,959 in operational expenses. We anticipate our burn rate will be approximately $1,000 per month. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. We believe that we will require approximately $200,000 in cash to accomplish the goals set out in our plan of operation. To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to raise additional capital from investors through the sale of our common stock or from loans or advances from our founding shareholders.

Our principal business, executive and registered statutory office is located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401-2224 and our telephone number is (888) 909-5548, fax is (888) 909-1033 and email contact is info@techfoundryventures.com. Our URL address is www.techfoundryventures.com.

Business

We are a development stage enterprise that commenced operations in March 2014, which has been limited to organizational and business development activities. We intend to assist start-ups and development stage companies, as well as established companies, with consulting services focused on providing administrative support and consulting to entertainment, web and mobile technology companies. Our mission is to assist management in early stage companies with services designed to keep them focused on their core business ideas while provide the administrative support such as bookkeeping, payroll, website development and marketing strategies. We intend to focus our initial marketing efforts in the digital media, entertainment, music, consumer, Internet, and social networking industries. We intend to use the Internet as well as the services of an independent sales representative to market our products to start-up companies in California with our initial efforts focused in Los Angeles. We also intend to market to service professionals. We have had limited operations and have limited financial resources having raised $85,000 in our initial public offering as of January 5, 2015. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations to date have been devoted primarily to start-up, development and operational activities, which include:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various target industries to market our services;
4.	Research on marketing channels/strategies for our services;
5.	Secured our website domain www.techfoundryventures.com and beginning the development of our initial online website;
6.	Research on services and pricing of our services; and
7.	Signed non-disclosure agreements with a few third parties to exchange information on cooperative marketing efforts.

We intend to provide services to target companies with the mission to assist the founders develop their product and services and provide hands-on support services to reduce startup costs and accelerate time to market. Besides general administrative services, we intend to offer services to assist with product development and design, corporate formation and structure. We also intend to offer virtual office space, financial and accounting resources, marketing and branding services, and legal guidance by partnering with law firms and accounting firms. By offering these services, we intend to enable our potential entrepreneurial clients the time to focus on developing their products and services so they are not consumed with administrative activities that will consume valuable time from their work schedules. We believe that the administrative and other consulting services will increase the value of our potential clients businesses thereby increasing the attractiveness for additional capital to enable them to bring their products and services to market.

Our goal is to assist entrepreneurs by partnering with them and providing them with the assistance and tools to bring their ideas to market. We intend to initially target businesses in Southern California.

Market Opportunity

The entertainment, web and mobile technology industries are rapidly growing sectors of the U.S. economy, and companies building entertainment and social media applications have grown their user bases and revenues at unprecedented rates in recent years. We believe that an attractive opportunity exists for a public company focused on assisting these businesses in the early-stage of their existence and technological development will provide our opportunity, which can include:

●	Global adoption of Internet infrastructure and the proliferation of mobile technology. The cost of Internet access continues to decline, facilitating an increasing number of Internet users and driving up time spent online. This trend is magnified by the proliferation of smartphones and mobile technology, resulting in users with perpetual access to the Internet. As the Internet becomes more accessible, more data is being transmitted online, requiring evolving applications and businesses to manage this flow of information.

●	Dramatic shifts in the way people share and consume information. The growing usage and availability of the Internet results in an increasing number of human connections. As more people are connected, an increasing volume of information is being shared. The benefits of this information flow manifest themselves in more ways than simply interacting with friends, and the Internet is becoming an increasingly important tool in businesses’ marketing programs. Connectivity among humans, when harnessed by businesses, can drive marketing costs down to virtually zero. We believe that as more consumption occurs on the Internet, more mediums of efficiently disseminating information are required. This secular shift creates vast opportunities for companies creating and investing in these technologies.

●	Declining costs to build web- and mobile-based technology. The cost of starting and operating an Internet-based business has dramatically declined over the last decade as a result of dropping hardware costs and maturing open-source software. This decline has resulted in a shift in the capabilities web technology founders look for in a partner. Increasingly, entrepreneurs are valuing business support, brand connections, marketing and product support over the level of funding available from a partner. This adaptation creates a large and growing opportunity for web-technology incubators providing comprehensive support services to entrepreneurs.

●	Increasing focus on web-based technology and entertainment companies by the capital market. The explosive growth of social media and entertainment content companies has attracted significant capital from investors. By consulting with these businesses, we believe we will benefit from this heightened desire for social media and entertainment investments through greater subsequent financing and sale opportunities for our client companies.

Our Business Strategy

Our goal is to consult with digital media, entertainment, music, consumer, Internet, and social networking companies, as well as other companies, by providing administrative support, which will allow management to focus on their core business. We believe this will generate capital appreciation of the client companies and realized gains for their founders. We believe that by consulting with entrepreneurs at inception, we will generate client loyalty while we add value for our potential clients. The following are key elements of our strategy:

●	Guide our clients through the challenges of early development. We intend to help provide our client companies with the human capital to cultivate their products and services and grow into profitability. We believe that our services will reduce time, costs and accelerate the time to bring the clients’ products and services to market through managerial assistance, marketing resources, and technological collaboration. As the client companies mature, we can advise them by providing strategic guidance, access to legal and accounting resources.

●	Apply a structured consulting process to our deployment of personnel and consultants. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend. By advising clients in the earliest stages of their lifecycles we believe that we will achieve returns with minimal expenditures. We intend to use web-based applications, such as QuickBooks Online, to enable us to assist our clients.

●	Consult to diverse, innovative and dynamic clients. We believe that the low capital requirements to consult with our target clients, coupled with the short development timeline of technology and start-up companies, enable us to spread our resources across a wide spectrum of clients. Some companies will achieve positive cash flow, some will require further capital, and some will fail. By diversifying our target clients and industries, we believe we will mitigate risk and enhance the value of our clients.

We intend to provide managerial assistance available to our clients and, to the extent available, offer our services for cash or contingent compensation. . We will negotiate our fees on a case-by-case basis and intend to offer hourly rates, flat fees and contingent fees for our services. The managerial assistance means, among other things, we, through our directors, officers or employees, offer to provide, and, if accepted do provide, significant guidance and counsel concerning the management, operations or business objectives and policies of our a portfolio company.

We will provide a variety of services to client companies, including the following:

●	corporate formation and structure;

●	product development and design;

●	administrative functions and support;

●	office space and related office services;

●	marketing, branding and public relations

●	formulating operating strategies and corporate goals;

●	formulating intellectual property and other strategies;

●	introductions to potential joint venture partners, suppliers and customers; and

●	assisting in financial planning.

We intend to derive income from our clients for the performance of these services.

As of the date of this Report, we have 21,850,000 shares of $0.0001 par value common stock issued and outstanding, which is owned by 36 shareholders. We have 10,000,000 authorized shares of preferred stock of which none are issued. The aggregate market value of our common stock based on the offering price of $0.10 per share is $2,850,000. Our stockholders’ deficit as of our most recent December 31, 2014 audit is ($69,959).

Status Of Any Publicity Announced New Products And Services

We currently have no new publicly announced products or services.

Our Website

Our website is located at www.techfoundryventures.com and provides a description of our company along with our contact information including our address, telephone number and e-mail address.

Dependence On Customers

We believe the consulting business is diverse so we do not anticipate being dependent on one customer for our services.

Trademarks And Patents

We do not have any registered trademarks or patents; however, we may file for trademark protection in the future we deem it necessary.

Need For Any Government Approval Of Principal Products Or Services

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in California and the United States.

Research and Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to devote 10 hours per week in 2015.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. Neither our sole officer nor our directors is a party to any legal proceeding or litigation. None of our directors or our sole officer has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 1A. Risk Factors.

We are subject to those financial risks generally associated with development stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the entertainment industry.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a development stage enterprise, have generated no revenues and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We are a newly organized enterprise that was incorporated in February 27, 2014 and for the period from February 27, 2014 (inception) through December 31, 2014 we did not generate any revenues. We have a limited operating history upon which an evaluation of our future prospects can be made. From our inception to December 31, 2014, we have incurred a net loss of $69,959. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to offer services at prices that allow generate at a profit. Based upon current plans, we expect to incur operating expense in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our auditor’s report on our December 31, 2014 financial statements express an opinion that substantial doubt exits as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Auditors Report.”

We had a net loss of $69,959 for the interim period from February 27, 2014 (inception) to December 31, 2014. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our services. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Jeffrey Cocks, our president and director, and Michael Levine, director. The loss of our officer and directors, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been, and continue to expect to be able to commit approximately 10 hours per week of their time, to the continued implementation of our business plan. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to continue to implement our business plan resulting in the business failure.

We do not maintain key person life insurance on our officer and directors.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2014, we had $81,600 in cash on hand and $91,010 in assets. From April 2014 to December 31, 2014, our initial three shareholders have advanced us $63,000 to cover our working capital expenses. We have raised $81,500 in our initial public offering. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the consulting services that we may desire to offer to clients could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing. We anticipate our revenues to be derived from the sale of our services, which could be suffer if customers are suffering from the economic downturn. During weak economic conditions, we may not experience any growth if we are unable to obtain financing to enable us to market and offer our services. If the domestic and/or international economy were to weaken, the demand for any consulting services we may desire to offer could decline, which could have a material adverse effect on our operating results and stock price.

Because Jeffrey Cocks, our officer and director and Michael Levine, our other director, reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against Messers. Cocks and Levine, or to enforce a judgment rendered by a United States court against Messers. Cocks and Levine.

While our principal office and operations are located in the United States, Mr. Cocks, our officer and director and Mr. Levine, our other director, are non-residents of the United States. Therefore, it may be difficult to effect service of process on Messers. Cocks and Levine in the United States, and it may be difficult to enforce any judgment rendered against Messers. Cocks and Levine. As a result, it may be difficult or impossible for an investor to bring an action against Messers. Cocks and Levine in the event that an investor believes that such investor’s rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, it is uncertain whether the laws of Canada may enable that investor able to enforce a judgment against the assets of Messers. Cocks and Levine. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders, compared to shareholders of a corporation whose officers and directors reside within the United States.

In the future we may seek additional financing through the sale of our common stock resulting in dilution to existing shareholders.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this registration statement of which this prospectus is a part, we have earned minimal revenue. Failure to generate additional revenue will cause us to go out of business, which will result in the complete loss of your investment.

We do not have any intellectual property and, if we develop any, may not be able to adequately protect it from infringement by third parties.

Our business plan is significantly dependent upon exploiting the consulting services we intend to offer to start-ups and other companies. We do not currently have any intellectual property although we believe that as we develop our systems and the way we consult, we will eventually develop trade secrets and other types of intellectual property. In the event that we develop intellectual property in the future, there can be no assurance that we will be able to control all of the rights for all of our future intellectual property or trade secrets that we may develop. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon these future intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any future intellectual property or successfully prosecute potential infringement of any future intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights that we may obtain, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect any future intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

If the services we offer are not commercially successful and/or do not generate revenues, our business would fail.

Offering consulting services involves substantial risks, because it requires that we spend significant time and funds based entirely on our preliminary evaluation of the potential clients’ needs and our ability to receive adequate compensation for our services. It is impossible to predict the success of any services we may offer to potential clients and their perception of the value of our services. The ability of the services we offer to generate value to the potential clients and, in turn, to generate revenues will depend upon a variety of unpredictable factors, including:

●	Clients’ demand for our services, which is always subject to change;

●	the quality and availability of other consulting services competitively priced;

●	the competition for services offered on the Internet, through other consultants or advisors; and

●	the fact that many of the services we intend to offer are available in some form through other professionals and the Internet.

For any of these reasons, the services we intend to offer may not be commercially successful and our business may suffer or fail altogether resulting in a complete loss of any investment made in our common stock.

The service we provide might be more expensive to provide than we anticipate.

We expect that future financing that we may obtain will provide the capital required to expand our personnel and provide us the resources to offer additional or more sophisticated consulting services and potentially web based applications that provide some of the services we contemplate offering to potential clients. Expenses associated with acquiring or training personnel to provide the services to our potential customers could increase beyond projected costs because of a range of factors such as an escalation in compensation rates and other personnel working on consulting or software services or in the number of personnel required to work on the clients, or because of problems or difficulties with technology and equipment used by our personnel with customers. In addition, unexpected circumstances sometimes cause billings to exceed budget.

Competition in the consulting industry is strong. If we cannot successfully compete, our business may be adversely affected.

The marketplace in which we compete is intensely competitive and subject to rapid change. Our competitors include well-established enterprises. Some of these competitors are based globally. We anticipate that we will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by us. Many of these competitors have greater name recognition and resources than us.

Additionally, potential competitors with established market shares and greater financial resources might introduce competing services. Thus, there can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse affect on our operations. Increased competition could result in lower than expected operating margins or loss of the ability to attract customers, either of which would materially and adversely affect our business, results of operation and financial condition.

If we are unable to obtain customers for our services, our business will suffer and likely fail.

Because we lack the resources to advertise our services in traditional publications, we plan to enter into arrangements with other professional providers and independent contractors to market our services. As a result, we may be unable to secure marketing agreements before funds are spent on personnel or other forms of advertising. In addition, if we are unable to obtain marketing on acceptable terms, we may evaluate other alternatives, such as retaining third party marketers. We cannot provide any assurance that we will be able to secure any favorable marketing agreements, or if we were able to, under terms that would allow us to be profitable. If we are unable to obtain adequate marketing, we may not have the ability to generate revenue.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

The consulting services industry is subject to a variety of federal and state laws and regulations related to the type of services that we could provide, the conduct of operations, and payment for services. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions and delays in providing our services to clients.

Federal and state governments may regulate the services that we offer. Our ability to cost effectively provide these consulting services could be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

Our officer and directors may have conflicts in allocating their time to our business

Our officer and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities including Mr. Cocks’ competing businesses. Mr. Levine’s current business in Canada is limited to music royalties, primarily the licensing of the rock group Triumph’s music rights; therefore, we do not believe that he presently has any conflicts with us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Messrs. Cocks and Levine have orally agreed that any business opportunities that they come across in the United States will be presented to our Company and that any opportunities that they come across in Canada will be made available to their other businesses.

Mr. Cocks has orally agreed to limit his responsibilities at West Isle Ventures, Ltd. to providing consulting services to Canadian companies in industries that we do not intend to pursue. West Isle Ventures, Ltd. has provided consulting services to companies in a variety of industries; however, Mr. Cocks will devote his efforts with us to consult with companies in the United States and with companies in our target industries. In an effort to resolve such potential conflicts of interest, our officers and sole director have agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Our board of directors has significant control over us and we have not established committees comprised of independent directors.

We have only two directors one of whom holds all of our officer positions. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have two directors, they have significant control over all corporate issues. We do not have an audit or compensation committee comprised of independent directors. Our two directors perform these functions and are not independent directors. Thus, there is a potential conflict in that our directors are also engaged in management and participate in decisions concerning management compensation and audit issues that may affect management performance.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our directors decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We will rely upon consultants for web-enhancements and the consultants may not complete the work within the set framework that is necessary to promote and attract clients effectively.

We are also dependent on a web consultant to further develop and expand our website to market our services. If the consultant does not fulfill his duties, we may have to find another consultant with specific expertise to enhance our website, which will delay our ability to sell our consulting services according to our business plan.

We currently have a website (www.techfoundryventures.com) that we believe will help us attract customers. We intend to use the website as a promotional tool for recruiting potential customers for our services.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an “Emerging Growth Company” under The Jobs Act, we are permitted to rely on exemptions from certain disclosure requirements

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” on page 25 for a further discussion of this exemption.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage enterprise, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on February 27, 2014. We have no demonstrable operations record, on which you can evaluate our business and prospects. We have recently commenced planned operations. As of the date of this Annual Report on Form 10-K, we have had only limited start-up operations and generated no revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in Annual Report on Form 10-K. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

Participation is subject to risks of investing in micro capitalization companies.

Micro capitalization companies generally have limited product lines, markets, market shares and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies. In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

There has not been any established trading market for our common stock although our common stock is quoted on the Pink Sheets. There can be no assurances as to whether

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Our shares of common stock are quoted on the Pink Sheets and we are eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Our three founders own 21,000,000 common shares representing 96% of the outstanding common stock and our officer and directors hold approximately 64% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of us.

Our directors have authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of us.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article Nine provides for indemnification as follows: “Every person who was or is a party to, or is threatened to be made a party to, or is involved in any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that he, or a person of whom he is the legal representative, is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability, and loss (including attorneys’ fees judgments, fines, and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right, which may be enforced in any manner desired by such person. The expenses of Officers and Directors incurred in defending a civil or criminal action, suit, or proceeding must be paid by the Corporation as they are incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the Director or Officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Corporation. Such right of indemnification shall not be exclusive of any other right which such Directors, Officers, or representatives may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of Stockholders, provision of law, or otherwise, as well as their rights under this Article. Without limiting the application of the foregoing, the Stockholders or Board of Directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Nevada, and may cause the Corporation to purchase and maintain insurance on behalf of any person who is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have the power to indemnify such person. The indemnification provided in this Article shall continue as to a person who has ceased to be a Director, Officer, Employee, or Agent, and shall inure to the benefit of the heirs, executors and administrators of such person.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our sole director will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We will not be required to furnish proxy statements to security holders and our directors, officer and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders that are not accredited investors (or, alternatively, 2,000 or more total shareholders) and greater than $10 million in assets. This means that your access to information regarding our business will be limited. We have not yet determined whether we will file the Form 8A.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Securities already quoted on the Pink Sheets or OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We hold no real property. We do not presently own any interests in real estate. Our executive, administrative and operating offices are located at 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401. We do not have a written lease with the landlord and rent space on a month-to-month basis at the rate of $300 per month. Our officer and directors will work remotely from Canada and intend to visit the Santa Monica office every six weeks.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Pink Sheets OTC Pink under the symbol TRYV and was not declared effective by FINRA until January 26, 2015.

Common Stock Currently Outstanding

As of December 31, 2014, we have 21,815,000 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 36 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

Transfer Agent

Globex Transfer, LLC is our independent stock transfer agent.

Recent Sales of Unregistered Securities

None.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

This Annual Report on Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Annual Report on Form 10-K, “Company,” “the Company,” “us,” and “our” refer to Tech Foundry Ventures, Inc., a Nevada corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the year ended December 31, 2014 and for the period from February 27, 2014 (inception) through December 31, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. We are a development stage enterprise that seeks to become a consulting service company, to provide management and consulting services to early and middle stage start-ups. Since beginning operations in March 2014, we have not been engaged by any start-ups to provide any services and we have accumulated losses in the amount of $69,959 as of December 31, 2014. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have yet to commence planned operations to any significant measure. As of the date of this Annual Report, we have had only limited start-up operations and have not generated any revenues. We will not be profitable until we derive sufficient revenues and cash flows from the development, production and sale of film projects. Our chief executive officer and director, Jeffrey A. Cocks, is our only employee. Our other director, Michael Levine and Mr. Cocks will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of December 31, 2014 we had $81,600 in cash on hand and in the bank. Management does believe this amount will satisfy our cash requirements for the next twelve months. In the event that our cash is insufficient to satisfy our future cash requirements - primarily the working capital required for operations, our majority shareholders have orally agreed to provide additional capital in the form of advances. If we raise capital through the issuance of equity, the additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2014, our related party advances from three of our shareholders was $63,000.

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

We have no current plans, preliminary or otherwise, to merge with any other entity.

At the present time, we are negotiating with various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, our majority shareholders may advance us funds or until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

Management does not plan to hire additional employees at this time. Our officer and directors will be responsible for the initial service sourcing.

Critical Accounting Policy and Estimates

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from February 27, 2014 (inception) through December 31, 2014, together with notes thereto, which are included in this Annual Report on Form 10-K.

For the period from February 27, 2014 (inception) through December 31, 2014

Revenues. We had no revenues for the period from February 27, 2014 (inception) through December 31, 2014.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, professional fees, and rent expense. In total, operating expenses increased were $69,959 for the period from February 27, 2014 (inception) to December 31, 2014. The components of operating expenses are discussed below.

General and administrative expenses were $10,649 for the period from February 27, 2014 (inception) through December 31, 2014. This is primarily attributable to increases in business licenses, travel and entertainment, and tax penalties.

Professional fees were $55,410 for the period from February 27, 2014 (inception) through December 31, 2014. This is primarily due to legal, accounting, transfer agent and Edgar filing fees.

Rent expense was $1,800 for the period from February 27, 2014 (inception) through December 31, 2014. This is for the use of a virtual office in Santa Monica, California.

Net Loss. Our net loss was $69,959 for the period from February 27, 2014 (inception) through December 31, 2014. This is primarily attributable to general and administrative expense, professional fees.

Liquidity and Capital Resources. For the period from February 27, 2014 (inception) through December 31, 2014, we raised $81,500 in capital from the issuance of shares of common stock in our initial public offering. From for the period from February 27, 2014 (inception) through December 31, 2014, our majority shareholders, advanced us $63,000 interest-free and have orally agreed to defer repayment until we are financial able to repay the advances.

Our total assets are $91,010 as of December 31, 2014, consisting of $81,600 in cash, $8,500 in undeposited subscriptions and $910 in prepaid expenses. Our working capital surplus is $13,641 as of December 31, 2014.

Our total liabilities are $77,369 as of December 31, 2014, consisting of $77,369 in current liabilities, which includes $10,869 of accounts payable, $3,500 in subscription deposits and $63,000 in advances from shareholders.

Our total stockholders’ deficit is $69,959 as of December 31, 2014, and an accumulated deficit of $69,959 as of December 31, 2014.

We used $57,900 of cash in net cash used by operating activities for the period from February 27, 2014 (inception) through December 31, 2014, which included $(69,959) in net loss. Accounts payable decreased the loss in 2014 by $10,869. Stock-based compensation decreased the loss by $2,100.

We had $139,500 in cash provided by financing activities for the period from February 27, 2014 (inception) through December 31, 2014 consisting of $81,500 in subscriptions, $3,500 in subscription deposits and $63,000 in shareholder advances, which was offset by $8,500 in undeposited funds.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2014.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from February 27, 2014 (inception) through December 31, 2014.

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

We may conduct limited research and development of additional services to offer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Our plan of operations is as follows:

Establish our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

Since the closing of our initial public offering, we plan to set up a physical office in Santa Monica, CA where we currently operate from a virtual office. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our sole officer and one of our directors, Jeffrey Cocks, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. Mr. Cocks intends to visit the Santa Monica office monthly. During the times Mr. Cocks not in Santa Monica, he will operate out of his residence in Canada.

Expand Our Website

Time Frame: 3rd-6th months.

Material costs: $3,000.

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

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $15,000-$25,000.

At the same time as we start negotiation process with potential customers and our website is operational, we will begin to market our services. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in web, mobile and entertainment industry to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on Facebook and Twitter to advertise our services. We intend to spend from $15,000-$25,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide administrative support to management with an emphasis on relieving management from the details of administrative paperwork so they can focus on their creative efforts.

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

Hire a Salesperson or Independent Contractors

Time Frame: 8th-12th months.

Material costs: $12,000-24,000.

We anticipate hiring one salesperson in 2015 with good knowledge and broad connections in the consulting industry to introduce our services. The salesperson’s job would be to find new potential clients, and to set up agreements with customers and referral sources to engage our services. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

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

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. To date, we have raised $85,000 from our initial public offering.

Description	Expenses
SEC reporting and compliance	$15,000
Establishing and office	2,500
Website expansion	3,000
Marketing and advertising	25,000
Other expenses	54,500
Total	$100,000

We anticipate that the minimum capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 to $100,000 depending on the availability of funds and will be used for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future, if necessary. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole officer and director, our other director or our shareholders. Mr. Cocks, our sole officer and director, Mr. Levine, our other director and BCIM Management, LP, have already advanced us $63,000 as of December 31, 2014. However, our existing shareholders have no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

If we are able to successfully complete the above goals within the estimated timeframes set forth and are able to raise proceeds additional proceeds that may be needed to secure additional personnel and marketing funds, those funds would be allocated as follows:

Our management may hire full or part- time employees or independent contractors over the next six (6) months depending on the amount of marketing they intend to devote to third parties; however, at the present, the services provided by our officer and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals and can be supplemented by engaging independent contractors. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize may be independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur any material research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell in the near future; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our officer or directors. Additionally, we believe that this fact shall not materially change.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements.

None.

Recent Accounting Pronouncements.

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

TECH FOUNDRY VENTURES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014

AND FOR THE PERIOD FROM FEBRUARY 27, 2014

(DATE OF INCEPTION) TO DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Tech Foundry Ventures, Inc.

We have audited the accompanying balance sheet of Tech Foundry Ventures, Inc. (the “Company”) as of December 31, 2014, and their related statement of operations, statement of changes in stockholders’ equity and cash flows for the period from February 27, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of their operations and their cash flows for the period February 27, 2014 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has had an accumulated deficit of $69,959 since inception and the Company has had no revenue since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
March 30, 2015

FINANCIAL INFORMATION

TECH FOUNDRY VENTURES, INC.

Balance Sheet

December 31, 2014

ASSETS
Current Assets
Cash	$81,600
Undeposited subscription funds	8,500
Prepaid expenses	910
Total Current Assets	$91,010

TOTAL ASSETS	$91,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$10,869
Subscription deposits	3,500
Related party advances	63,000
Total Current Liabilities	$77,369

TOTAL LIABILITIES	$77,369

STOCKHOLDERS’ EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2014	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 21,815,000 issued and outstanding as of December 31, 2014	2,182
Additional Paid in Capital	81,418
Accumulated Deficit	(69,959)
TOTAL STOCKHOLDERS’ EQUITY	13,641
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$91,010

The accompanying notes are an integral part of these financial statements.

TECH FOUNDRY VENTURES, INC.

Statement of Operations

For the period from February 27, 2014 (Inception) through December 31, 2014
Expenses

General & administrative expenses	10,649
Stock-based compensation	2,100
Professional fees	55,410
Rent expense	1,800
Total expenses	69,959

Net loss	$(69,959)

Basic and diluted loss per common share	$(0.00)

Weighted average number of common shares outstanding Basic and diluted	21,133,562

The accompanying notes are an integral part of these financial statements.

TECH FOUNDRY VENTURES, INC.

Statement of Changes in Stockholders’ Equity

For the period from February 27, 2014 (inception) through December 31, 2014

				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity

Balance at February 27, 2014 (Inception)	-	$-	$-	$-	$-

Founders’ shares, issued for services rendered on February 28, 2014 at $0.0001 per share	21,000,000	2,100	-	-	2,100

Issuance of common stock at $0.10 per share	815,000	82	81,418	-	81,500

Net loss	-	-	-	(69,959)	(69,959)

Balances, December 31, 2014	21,815,000	$2,182	$81,418	$(69,959)	$13,641

The accompanying notes are an integral part of these financial statements.

TECH FOUNDRY VENTURES, INC.

Statement of Cash Flows

For the period from February 27, 2014 (Inception) through December 31, 2014
OPERATING ACTIVITIES
Net loss	$(69,959)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,100
Accounts payable	10,869
Prepaid expenses	(910)
Net cash used in Operating Activities	(57,900)

FINANCING ACTIVITIES
Undeposited subscription funds	(8,500)
Common stock	81,500
Subscription deposits	3,500
Advances from shareholders	63,000
Net cash provided by Financing Activities	139,500
Net cash increase for period	81,600
Cash, at beginning	-

Cash, at end	$81,600

Supplemental cash flow information:
Cash paid of interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

TECH FOUNDRY VENTURES, INC.

Notes to the Financial Statements

December 31, 2014 and for the period from February 27, 2014 (inception) to December 31, 2014

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2014.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

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

Loss per Share

The Company’s basic loss per share are calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INCOME TAXES

As of December 31, 2014, the Company had a net operating loss carry forward of $69,959 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of December 31, 2014
Deferred tax assets:
Net operating tax carry-forwards	$69,959

Gross deferred tax asset	69,959
Valuation allowance	(69,959)
Net deferred tax assets	$-

The provision for income taxes differs from the amounts that would be provided by applying the statutory federal income tax rate of 39 percent to net loss before provision for income taxes for the following reasons:

As of December 31, 2014
Income tax benefit at U.S. federal statutory rate	$(27,284)
Change in valuation allowance	27,284
$-

The Company files federal and California income tax returns subject to statutes of limitations. The year ended December 31, 2014 is subject to examination by federal and state authorities.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4 – NET OPERATING LOSSES

As of December 31, 2014, the Company has a net operating loss carry-forward of approximately $69,959, which will expire 20 years from the date the loss was incurred.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

In February 27, 2014, the Company issued 21,000,000 shares of common stock to its founders, Jeffrey Cocks, Michael Levine and BCIM Management, LP. Jeffrey Cocks and Michael Levine are the Company’s directors and Jeffrey Cocks is the Company’s sole officer. The Company issued this stock to Mr. Cocks, Mr. Levine and BCIM Management, LP in exchange for $2,100 of services rendered to the Company in its formation at a price of $0.0001 per share.

From October 30, 2014 to November 24, 2014, the Company issued 815,000 shares of its common stock at a price of $0.10 per share for $81,500 to individuals pursuant to its registration statement on Form S-1.

As of December 31, 2014, there are 21,815,000 shares of common stock outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s three shareholders have advanced $63,000 to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholders have orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 7 – GOING CONCERN

The Company‘s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has net losses for the period from February 27, 2014 (inception) to December 31, 2014 of ($69,959). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – PROPERTY

The Company does not own any property. Commencing in March 2014, the Company leases a virtual office in Santa Monica, California under an oral agreement from an unrelated third party, which also leases offices to its legal counsel.

Item 9. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the period from February 27, 2014 (inception) through ended December 31, 2014.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the period from February 27, 2014 (inception) through ended December 31, 2014. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the period from February 27, 2014 (inception) through ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director serves until his successor is elected and qualified. Our director elects our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Jeffrey Cocks	51	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael Levine	65	Director

The persons named above have held their offices/positions since February 28, 2014, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Jeffrey Cocks, Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary

Jeffrey Cocks is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committees of Trinity Valley Energy Corp and Portola Resources Corp. both of which are traded on the Toronto Stock Exchange. Mr. Cocks has over 25 years experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks has a degree from Simon Frasier University in its securities program.

Mr. Michael Levine, Director

Michael Levine is a Director and has served in this capacity since February 28, 2014. From July 2004 to the present, Mr. Levine has served as the Chairman and President of TML Entertainment, Inc., a company that specializes in the exploitation and marketing of musical copyrights. From 2007 to 2012, Mr. Levine served as a director and audit committee member of Knightscove Media Corp., a Canadian entertainment company that specialized in the distribution, acquisition and creation of high quality live-action feature films and television productions for the whole family. Mr. Levine has served as an officer and director of a number of public and private companies in the United States and Canada and has experience with U.S. and Canadian reporting companies. From 1975 to 1993, Mr. Levine was the keyboardist and bassist for the Canadian power rock trio, Triumph. Mr. Levine is credited with much of the group’s success and produced the band’s early recordings. Triumph earned 16 gold and 9 platinum sales awards in Canada and the United States. Mr. Levine is a member of the Canadian Music Hall of Fame and the Canadian Music Industry Hall of Fame.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. In an effort to reduce or minimize any conflicts, Messrs. Cocks and Levine have orally agreed that any opportunities that are presented to them in the United States will be directed to the Company and that any opportunities presented to them in Canada will be available for their other business interests.

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us. Mr. Cocks has orally agreed to limit his responsibilities at West Isle Ventures, Ltd. to providing consulting services to Canadian companies in industries that we do not intend to pursue. West Isle Ventures, Ltd. has provided consulting services to companies in a variety of industries; however, Mr. Cocks will devote his efforts with us to consult with companies in the United States and with companies in our target industries.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two officers and directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

On February 28, 2014, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement of which this prospectus is a part.

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on February 28, 2015. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i.	acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when we have the resources to do so.

Summary Executive Compensation Table

The following table shows, for the period from February 27, 2014 (inception) to December 31, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeffrey Cocks, CEO, CFO and Director(1)	2014	-	-	-	-	-	-	700	700

Michael Levine, Director(2)	2014	-	-	-	-	-	-	700	700

We have no formal employment arrangement with Mr. Cocks or Mr. Levine at this time. Mr. Cocks’ and Mr. Levine’s compensation has not been fixed or based on any percentage calculations. Mr. Cocks and Mr. Levine will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. The Company’s board will formalize Mr. Cocks’ compensation amount if and when his annual compensation exceeds $50,000.

(1) Mr. Cocks received 7,000,000 shares of our common stock for organizational services, which our board of directors valued at $0.0001 per share, or $700, for preformation efforts. We do not intend on issuing any additional shares to Mr. Cocks for organizational services or for his activities as a director.

(2) Mr. Levine received 7,000,000 shares of our common stock for organizational services, which our board of directors valued at $0.0001 per share, or $700, for preformation efforts. We do not intend on issuing any additional shares to Mr. Levine for his activities as a director.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period from February 27, 2014 (inception) through December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 31, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeffrey A. Cocks CEO, CFO(1)	2014	-	-	-	-	-	-	-	-

We have no formal employment arrangement with Mr. Cocks at this time. Mr. Cocks’ compensation has not been fixed or based on any percentage calculations. Mr. Cocks will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Mr. Cocks’ compensation amounts will be formalized if and when his annual compensation exceeds $50,000.

(1) Mr. Cocks received 7,000,000 shares of our common stock for organizational services, which we valued at $700. We do not intend on issuing any additional shares to Mr. Cocks for organizational services or for his activities as a director.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 25, 2015, we had 21,850,000 shares of common stock outstanding of which 21,000,000 is held by 3 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jeffrey Cocks	7,000,000	32.04%
Common Stock	Michael Levine	7,000,000	32.04%
Common Stock	BCIM Management, LP(1)	7,000,000	32.04%
	All Officers and Directors as a Group (2 persons)	21,000,000	96.12%

(1)	Ron Tattum, has dispositive voting control over the shares owned by BCIM Management, LP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Cocks, our chairman, chief executive officer, chief financial officer and secretary, and Mr. Levine, our director.

Our office and mailing address is 201 Santa Monica Blvd., Suite 300, Santa Monica, CA 90401.

On February 28, 2014, we issued 7,000,000 shares of our common stock to Jeffrey Cocks, our chief executive officer, chief financial officer, secretary and director and 7,000,000 shares of our common stock to Michael Levine, our director. These shares were issued in exchange for services our board of directors valued at $700 and $700, respectively or $0.0001 per share.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and directors have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;

●	disclose in any and all filings with the Securities and Exchange Commission, where required;

●	obtain disinterested directors’ consent; and

●	obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2014, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2014.

December 31, 2014
Audit Fees	$2,500
Audit-Related Fees	$3,000
Tax Fees	$-
All Other Fees	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation
3.2	Bylaws
14.1	Code of Ethics
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
*	Filed herewith.

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH FOUNDRY VENTURES, INC.

March 30, 2015	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2015	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

