Form 10-Q
period 2015-03-31
Tech Foundry Ventures, Inc.
filed 2015-05-18
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2015, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 21,850,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

TECH FOUNDRY VENTURES, INC.

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$53,614	$81,600
Prepaid expenses	910	910
Undeposited funds	-	8,500
Total Current Assets	54,524	91,010

TOTAL ASSETS	$54,524	$91,010

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	$1,800	$10,869
Undeposited subscriptions	-	3,500
Related party advances	63,000	63,000
Total Current Liabilities	64,800	77,369

TOTAL LIABILITIES	64,800	77,369

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 21,850,000 issued and outstanding as of March 31, 2015 and 21,815,000 issued and outstanding as of December 31, 2014	2,185	2,182
Additional Paid in Capital	84,915	81,418
Deficit accumulated	(97,376)	(69,959)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,276)	13,641
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$54,524	$91,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statement of Operations (Unaudited)

	For the three months ended March 31, 2015	February 27, 2014 (Inception) through March 31, 2014
Revenues:
Sales	$-	$-

Expenses

General & administrative expenses	14,452	506
Stock-based compensation	-	2,100
Professional fees	12,964	20,000
Total Expenses	27,416	22,606

Net Loss for the Period	$(27,416)	$(22,606)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding Basic and diluted	21,295,947	21,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statements of Cash Flow (Unaudited)

	For the three months ended March 31, 2015	For the period from February 27, 2014 (Inception) to March 31, 2014
OPERATING ACTIVITIES
Net Loss	$(27,416)	$(22,606)
Adjustments to reconcile net income to net cash provided used for operations:
Stock-based compensation	-	2,100
Prepaid expenses	-	(511)
Accounts payable	(9,070)	-
Net cash used in Operating Activities	(36,486)	(21,017)

FINANCING ACTIVITIES
Undeposited funds	8,500	-
Advances from shareholders	-	21,100
Net cash provided by Financing Activities	8,500	21,100
Net cash increase (decrease) for the period	(27,986)	83

Cash, at beginning of the period	81,600	-

Cash, at end of the period	$53,614	$83

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for service	$-	$2,100
Issuance of common stock for subscriptions received	$3,500	$-

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH FOUNDRY VENTURES, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2015 and for the period from February 27, 2014 (inception) to March 31, 2014 (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheets of Tech Foundry Ventures, Inc. (the “Company”) as of March 31, 2015 (unaudited) and December 31, 2014, and the statements of operations for the three-month period ended March 31, 2015 and for the period from February 27, 2014 (inception) through March 31, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2015, and the results of operations for the three-months ended March 31, 2015 and for the period from February 27, 2014 (inception) through March 31, 2014.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of March 31, 2015.

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on February 27, 2014, under the name Tech Foundry Ventures, Inc. The Company has limited operations and is developing a business plan to provide consulting services to startup companies in Southern California and North America. The Company intends to service development stage enterprises that are seeking startup capital and offer a variety of services to them, which they normally would not be able to afford. To date, its business activities have been limited to organizational matters. The Company has not yet realized any revenues from its planned operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2015 and December 31, 2014.

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

Loss per Share

The Company calculates basic loss per share by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015.

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

In February 2014, the Company issued 21,000,000 shares of common stock to its founders, Jeffrey Cocks, Michael Levine and BCIM Management, LP. Jeffrey Cocks and Michael Levine are the Company’s directors and Jeffrey Cocks is the Company’s sole officer. The Company issued this stock to Mr. Cocks, Mr. Levine and BCIM Management, LP in exchange for $2,100 of services rendered to the Company in its formation at a price of $0.0001 per share.

From October 30, 2014 to November 24, 2014, the Company issued 815,000 shares of its common stock at a price of $0.10 per share for $81,500 to individuals pursuant to its registration statement on Form S-1.

On January 5, 2015, the Company issued 35,000 shares of its common stock at a price of $0.10 per share for $3,500 in cash proceeds for subscriptions received during 2014 to individuals pursuant to its registration statement on Form S-1.

As of March 31, 2015, there are 21,850,000 shares of common stock outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During 2014, the Company’s three shareholders have advanced $63,000 to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholders have orally agreed not to seek repayment until the Company is financially able to repay it.

NOTE 6 – GOING CONCERN

The Company’s unaudited condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has an accumulated deficit in the amount of $97,376 at March 31, 2015. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – PROPERTY

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended March 31, 2015 and for the period from February 27, 2014, (inception) through March 31, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. We are a development stage enterprise that seeks to become a consulting service company, to provide management and consulting services to early and middle stage start-ups. Since beginning operations in March 2014, we have not been engaged by any start-ups to provide any services and we have accumulated losses in the amount of $97,376 as of March 31, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of March 31, 2015, we had $53,614 cash on hand and in the bank. Management believes this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2015, the Company borrowed $63,000 from its three founding shareholders.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our unaudited condensed interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our unaudited condensed interim financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the unaudited condensed interim financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited on Form 10K for the year ended December 31, 2014.

Three months ended March 31, 2015 compared to the period from February 27, 2014 (Inception) through March 31, 2014

Revenues. We had no revenues for the three months ended March 31, 2015 or for the period from February 27, 2014 (inception) through March 31, 2014.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation and professional fees. In total, operating expenses increased $4,810 to $27,416 for the three months ended March 31, 2015 compared to $22,606 for the period from February 27, 2014 (inception) through March 31, 2014 or 21.28%. The components of operating expenses are discussed below.

●	General and administrative expenses increased $13,946 to $14,452 from $506 for the period from February 27, 2014 (inception) through March 31, 2014, or 2,756.13%. The increase is attributable to an increase of $12,080 in transfer agent fees, $1,319 in Edgar filing fees, $295 in business licenses, $254 in computer related fees and a reduction of $2 in bank fees.

●	Stock-based compensation decreased $2,100 to $0 from $2,100 for the period from February 27, 2014 (inception) through March 31, 2014, or 100%. This decrease is attributable to the initial share issuance to the Company’s founders.

●	Professional fees decreased $7,036 to $12,964 compared with $20,000 for the period from February 27, 2014 (inception) through March 31, 2014, or a decrease of 35.18%. The decrease is attributable to a $10,000 decrease in legal fees offset by $2,964 in accounting fees.

Net loss. Our net loss increase $4,810 to $27,416 for the three months ended March 31, 2015 compared to $22,606 for the period from February 27, 2014 (inception) through March 31, 2014 or an increase of 21.28%.

Liquidity and Capital Resources. From February 2014 to December 31, 2014, our three founding shareholders loaned us $63,000 interest-free and have orally agreed to defer repayment until we are financial able to repay the advances. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $54,524 as of March 31, 2015, consisting of $53,614 in cash. Our working capital deficit was $10,276 as of March 31, 2015.

Our total liabilities are $64,800 as of March 31, 2015, which includes $1,800 of accounts payable and $63,000 in advances from shareholders.

Our total stockholders’ deficit is $10,276 as of March 31, 2015 and an accumulated deficit of $97,376 as of March 31, 2015.

We had $36,486 in net cash used in operating activities for the three months ended March 31, 2015 compared with $21,017 for the period from February 27, 2014 (inception) through March 31, 2014 or an increase of $15,469 or 73.60%.

We had no cash provided by investing activities for the three months ended March 31, 2015 or for the period from February 27, 2014 (inception) through March 31, 2014.

We had $8,500 in cash provided by financing activities for the three months ended March 31, 2015 compared with $21,100 for the period from February 27, 2014 (inception) through March 31, 2014 for a decrease of $12,600 or 59.72%. The decrease is attributable to $8,500 in undeposited funds from subscribers offset by no shareholders advances.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2015.

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

Time Frame: 1st-3rd months.

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

Time Frame: 6th -12th months.

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

Material costs: $5,000-10,000.

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

Description	Expenses

SEC reporting and compliance	$15,000
Establishing and office	2,500
Website expansion	3,000
Marketing and advertising	25,000
Other expenses	24,500
Total	$70,000

We anticipate that the minimum capital necessary to fund our planned operations in this case for the 12-month period will be approximately $50,000 to $70,000 depending on the availability of funds and will be used for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future, if necessary. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole officer and director, our other director or our shareholders. Mr. Cocks, our sole officer and director, Mr. Levine, our other director and BCIM Management, LP, have already advanced us $63,000 as of March 31, 2015. However, our existing shareholders have no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

During the three month period ended March 31, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II --OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECH FOUNDRY VENTURES, INC
May 18, 2015
/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer
(Principal Accounting and Financial Officer)

