Form 10-K/A
period 2014-12-31
Tech Foundry Ventures, Inc.
filed 2015-06-09
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 9, 2015, based upon the last sale price of the common stock of such date: $85,000.

The number of shares of the registrant’s common stock issued and outstanding as of June 9, 2015 was 21,850,000.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2014 as originally filed with the Securities and Exchange Commission on March 30, 2015 (the “Original Form 10-K”): (i) the facing or cover page; and (ii) the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.3. Specifically, we are correcting the checked box on the first page, which incorrectly indicated the Company was a shell reporting company, as the Company is not a shell reporting company. No other portions of such the Original Form 10-K as set forth in the Original Form 10-K were affected by this error. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the foregoing correction.

2

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH FOUNDRY VENTURES, INC.

June 8, 2015	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 8, 2015	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

3

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Form 10K/A, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation

3.2	Bylaws

14.1	Code of Ethics

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

4