Form 10-Q
period 2015-06-30
Tech Foundry Ventures, Inc.
filed 2015-08-18
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 17, 2015, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 21,850,000.

2

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

TECH FOUNDRY VENTURES, INC.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	42,710	81,600
Undeposited subscription funds	-	8,500
Prepaid expenses	3,910	910
Total Current Assets	$46,620	$91,010

TOTAL ASSETS	$46,620	$91,010

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable	-	10,869
Subscription deposits	-	3,500
Related party advances	63,000	63,000
Deferred revenues	3,000	-
Total Current Liabilities	$66,000	$77,369

TOTAL LIABILITIES	$66,000	$77,369

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 21,850,000 issued and outstanding as of June 30, 2015 and 21,815,000 as of December 31, 2014	2,185	2,182
Additional Paid in Capital	84,915	81,418
Accumulated Deficit	(106,480)	(69,959)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(19,380)	13,641
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$46,620	$91,010

The accompanying noted are an integral part of these unaudited condensed financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended	For the period from February 27, 2014 (inception) to
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues:
Sales	1,000	-	1,000	-

Expenses
General & administrative expenses	$5,779	$1,066	$20,232	$1,572
Stock-based compensation	-	-	-	2,100
Professional and consulting fees	6,125	13,600	19,089	33,600
Rent exspense	-	900	-	900

Total expenses	11,904	15,566	(39,321)	(38,172)

Operating loss	(10,904)	(15,566)	(38,321)	(38,172)

Other income	1,800	-	1,800	-

Net loss for the period	$(9,104)	$(15,566)	$(36,521)	$(38,172)

Earnings/Loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	21,850,000	21,000,000	21,849,033	21,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statements of Cash Flow (Unaudited)

	For the six months ended June 30, 2015	For the period from February 27, 2014 (Inception) to June 30, 2014
OPERATING ACTIVITIES

Net Loss	$(36,521)	$(38,172)
Adjustments to reconcile net income to net cash used in operations:
Changes in operating assets and liabilities:
Stock-based compensation	-	2,100
Accounts payable	(10,869)	900
Deferred revenue	3,000	-
Prepaid expenses	(3,000)	(511)
Net cash used in Operating Activities	(47,390)	(35,683)

FINANCING ACTIVITIES
Undeposited funds	8,500	-
Common stock	3,500
Subscription deposits	(3,500)
Advances from shareholders	-	42,100
Net cash provided by Financing Activities	8,500	42,100

Net cash (decrease) increase for the period	(38,890)
Cash, at beginning of the period	81,600	-

Cash, at end of the period	$42,710	$6,417

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for service	$-	$2,100

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TECH FOUNDRY VENTURES, INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2015 and for the period from February 27, 2014 (inception) to June 30, 2014 (Unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Tech Foundry Ventures, Inc. (the “Company”) as of June 30, 2015 (unaudited) and December 31, 2014, and the statements of operations for the three-month ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and for the period from February 27, 2014 (inception) through June 30, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2015, and the results of operations for the three-months and six months ended June 30, 2015 and for the three months ended June 30, 2014 and for the period from February 27, 2014 (inception) through June 30, 2014.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2014.

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on February 27, 2014, under the name Tech Foundry Ventures, Inc. The Company has limited operations and is developing a business plan to provide consulting services to startup companies in Southern California and North America. The Company intends to service development stage enterprises that are seeking startup capital and offer a variety of services to them, which they normally would not be able to afford. To date, its business activities have been mostly limited to organizational matters and recently entered into our first consulting agreement. It is considered a development stage enterprise and recently generated initial revenues from its planned operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2015.

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

Earnings (Loss) per Share

The Company’s basic earnings (loss) per share are calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings (loss) per share is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015.

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

Revenue Recognition

In accordance with the FASB ASC 605, Revenue Recognition, revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed. In 2015, the Company began to recognize revenue for providing consulting services.

Deferred Revenue

Deferred revenue represents fees that have been received by the Company for requested services that have not been substantially completed. Deferred revenues are recorded for fees that relate primarily to services that are partially processed. The deferred revenue as of June 30, 2015 and December 31, 2014 is $3,000 and $0, respectively.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - INCOME TAXES

As of June 30, 2015, the Company had a net operating loss carry forward of $106,480 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of June 30, 2015
Deferred tax assets:
Net operating tax carry-forwards	$106,480

Gross deferred tax asset	106,480
Valuation allowance	(106,480)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5 - NET OPERATING LOSSES

As of June 30, 2015, the Company has an accumulated deficit of approximately $106,480, which will expire 20 years from the date the loss was incurred.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company was formed with one class of common stock, $0.0001 par value and is authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value and is authorized to issue 10,000,000 shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

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

On January 5, 2015, the Company issued 35,000 shares of its common stock at a price of $0.10 per share for $3,500 to individuals pursuant to its registration statement on Form S-1.

As of June 30, 2015, there are 21,850,000 shares of common stock outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

As of June 30, 2015, the Company has an accumulated deficit of $106,480. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – PROPERTY

The Company does not own any property. It operates its business remotely from Canada. Commencing in March 2014, the Company leases a virtual office in Santa Monica, California under an oral agreement from an unrelated third party, which also leases offices to its legal counsel.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and for the period from February 27, 2014, (inception) through June 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. We are a development stage enterprise that seeks to become a consulting service company, to provide management and consulting services to early and middle stage start-ups. In June 2015, we entered into our first consulting agreement and have begun providing consulting services. We have accumulated losses in the amount of $106,480 as of June 30, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have just recently commenced planned operations with our first consulting client. We will not be profitable until we derive sufficient revenues and cash flows from the sale of our consulting services. Our chief executive officer and director, Jeffrey T. Cocks, is our only employee. Mr. Cocks will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of June 30, 2015, we had $42,710 cash on hand and in the bank. Management believes this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2015, the Company borrowed $63,000 from its three founding shareholders.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited on Form 10K for the year ended December 31, 2014.

Results of Operation: Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues. Revenues increased by $1,000, or 100%, for the three months ended June 30, 2015 compared to $0 for the comparable period in 2014. The increase is due to us entering into our first consulting agreement with a client.

Operating expenses. Operating expenses include general and administrative expenses, professional fees and rent expense. In total, operating expenses decreased $3,662 to $11,904, or 23.53%, for the three months ended June 30, 2015 compared to $15,566 for the comparable period in 2014. The components of operating expenses are discussed below.

●	General and administrative expenses increased $4,713, or 442.12%, to $5,779 from $1,066 for the three months ended June 30, 2015 compared to the comparable period in 2014. The increase is attributable to an increase in travel related expenses.

●	Professional fees decreased $7,475 to $6,125, or 54.96% for the three months ended June 30, 2015, compared with $13,600 for the period from February 27, 2014 (inception) through June 30, 2015, or a decrease of 35.18%. The decrease is attributable to a $10,000 decrease in legal fees offset by $2,964 in accounting fees.

●	Rent expense decreased $900 to $0, or 100%, for the three months ended June 30, 2015 compared to $900 for the three months ended June 30, 2014. The decrease is due to the Company not being obligated to pay rent for the use of its space.

Other Income. Other income increased by $1,800 to $1,800 for the three months ended June 30, 2015 compared to $0 for the comparable period in 2014. The increase in other income is a result of our decision to write-off $1,800 in accounts payable to the landlord for previously accrued rent expense since the Company is no longer obligated to pay it.

Net loss. Our net loss decreased $6,462, or 94.19%, to $9,104 for the three months ended June 30, 2015 compared to $15,566 for the comparable period in 2014.

Six months ended June 30, 2015 compared to the period from February 27, 2014 (inception) to June 30, 2014.

Revenues. Revenues increased $1,000 to $1,000, or 100%, for the six months ended June 30, 2015 compared to $0 for the period from February 27, 2014 (inception) to June 30, 2014. The increase is due to us entering into our first consulting agreement with a client.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, professional fees and rent expense. In total, operating expenses increased $1,149 to $39,321, or 3.01%, for the six months ended June 30, 2015 compared to $38,172 for the period from February 27, 2014 (inception) to June 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses increased $18,660, or 1,187.02%, to $20,232 from $1,572 for the six months ended June 30, 2015 compared to the period from February 27, 2014 (inception) to June 30, 2014. The increase is primarily attributable to an increase in transfer agent fees of $12,480, travel and entertainment expenses of $5,290 and Edgar filing fees of $1,319 offset by a reduction of business license expenses of $1,429.

●	Stock-based compensation decreased $2,100, or 100%, for the six months ended June 30, 2015, to $0 from $2,100 for the period from February 27, 2014 (inception) to June 30, 2014. The decrease is due to the Company’s initial issuance of its founders’ shares in 2014.

●	Professional fees decreased $14,511 to $19,089, or 43.19%, compared with $33,600 for the period from February 27, 2014 (inception) through March 31, 2014. The decrease is primarily attributable to a $17,500 decrease in legal fees offset by an increase of $4,589 in accounting fees.

●	Rent expense decreased $900 to $0, or 100%, for the six months ended June 30, 2015 compared to $0 for the period from February 27, 2014 (inception) to June 30, 2014. The decrease is due to the Company not being obligated to pay rent for the use of its space.

Other Income. Other income increased by $1,800 to $1,800 for the six months ended June 30, 2015 compared to $0 for the period from February 27, 2014 (inception) to June 30, 2014. The increase in other income is a result of our decision to write-off $1,800 in accounts payable to the landlord for previously accrued rent expense since the Company is no longer obligated to pay it.

Net loss. Our net loss decreased $1,651, or 4.33%, to $36,521 for the six months ended June 30, 2015 compared to $38,172 for the period from February 27, 2014 (inception) through June 30, 2014.

Liquidity and Capital Resources. We deposited $3,500 in subscriptions. From February 2014 to December 31, 2014, our three founding shareholders loaned us $63,000 interest-free and have orally agreed to defer repayment until we are financial able to repay the advances. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $46,620 as of June 30, 2015, consisting of $42,710 in cash. Our working capital deficit was $19,380 as of June 30, 2015.

Our total liabilities are $66,000 as of June 30, 2015, which includes $63,000 in advances from shareholders and $3,000 of deferred revenues.

Our total stockholders’ deficit is $19,380 as of June 30, 2015 and an accumulated deficit of $106,480 as of June 30, 2015.

We had $47,390 in net cash used in operating activities for the six months ended June 30, 2015 compared with $35,683 for the period from February 27, 2014 (inception) through June 30, 2014, or an increase of $11,707,510 or 32.81%.

We had no cash provided by investing activities for the six months ended June 30, 2015 or for the period from February 27, 2014 (inception) through June 30, 2014.

We had $8,500 in cash provided by financing activities for the six months ended June 30, 2015 compared with $42,100 for the period from February 27, 2014 (inception) through June 30, 2014 for a decrease of $33,600 or 80%. The decrease is attributable to the completion of the company’s initial public offering and no shareholders’ advances.

We have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure additional funds to further fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2015.

Plan of Operation

We were incorporated in the State of Nevada on February 27, 2014. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a development stage company that recently generated our initial revenue and started our operations. If we are unable to successfully find additional customers who will engage us to provide consulting services, we may quickly use up the proceeds from this offering.

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

Our business is advising and consulting with start-up and development stage companies and companies by providing administrative support to their management so that management can focus on the core products and services and not be consumed by administrative details that consume their time. We intend to advise companies on their capital formation, consulting with jurisdictional selection, corporate governance, administrative duties, such as bookkeeping, accounting, regulatory compliance and reporting, valuation and other administrative tasks that entrepreneurs may not be familiar. We envision ourselves as mentors to empower companies to achieve their business growth objectives by providing the management team with financial and management guidance and partnering with them to help them succeed in the financial markets. In June 2015, we were engaged by our first client to provide consulting services to them for a 2-month period for a total fee of $4,000.

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

Establish our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

Since the closing of our initial public offering, we had planned to set up a physical office in Santa Monica, CA where we currently operate from a virtual office. Our sole officer and one of our directors, Jeffrey Cocks, will take care of our initial administrative duties and allow us to operate remotely from his office in Canada. We believe the costs of setting up a physical office and obtain the necessary equipment and stationery to establish a physical office in Santa Monica unnecessary at this time. Until we generate additional revenue we will maintain a virtual office in Santa Monica.

Expand Our Website

Time Frame: 1st – 3rd months.

Material costs: $3,000.

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

Negotiate agreements with potential referral sources and customers

Time Frame: 1st – 6th months.

No material costs.

Now that our our website is operational, we have begun to contact and start negotiation with potential customers and referral sources. We will negotiate terms and conditions of collaboration. We are focusing our efforts now on local advisors such as attorneys, accountants, insurance agents and financial planners. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements. To date, we have been engaged by our first client for a total consulting fee of $4,000.

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

Time Frame: 1st – 12th months.

Material costs: $5,000-$10,000.

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

In summary, during months 1 to 3, we should have established our office and further expanded our website. Concurrently with these efforts, we should be ready to start more significant operations and expand our selling efforts. During months 1-12 we will be developing our marketing campaign, which we anticipate to be ongoing and evolving. There is no assurance that we will continue to generate revenue.

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

Description	Expenses

SEC reporting and compliance	$20,000
Website expansion	3,000
Marketing and advertising	10,000
Other expenses	5,000
Total	$38,000

We anticipate that the minimum capital necessary to fund our planned operations in this case for the 12-month period will be approximately $40,000 to $50,000 depending on the availability of funds and will be used for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future, if necessary. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole officer and director, our other director or our shareholders. Mr. Cocks, our sole officer and director, Mr. Levine, our other director and BCIM Management, LP, have already advanced us $63,000 as of March 31, 2015. However, our existing shareholders have no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2015.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three month period ended June 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

TECH FOUNDRY VENTURES, INC.

August 17, 2015	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

