Form 10-Q
period 2015-09-30
Tech Foundry Ventures, Inc.
filed 2015-11-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2015, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 21,850,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

TECH FOUNDRY VENTURES, INC.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$35,169	$81,600
Undeposited subscription funds	-	8,500
Prepaid expenses	910	910
Total Current Assets	36,079	91,010

TOTAL ASSETS	$36,079	$91,010

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$1,352	$10,869
Subscription deposits	-	3,500
Related party advances	63,000	63,000
Total Current Liabilities	64,352	77,369

TOTAL LIABILITIES	64,352	77,369

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 21,850,000 issued and outstanding as of September 30, 2015 and 21,815,000 as of December 31, 2014	2,185	2,182
Additional Paid in Capital	84,915	81,418
Accumulated Deficit	(115,373)	(69,959)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(28,273)	13,641
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$36,079	$91,010

The accompanying notes are an integral part of these condensed unaudited financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statements of Operations (Unaudited)

	For the three months ended Sep. 30, 2015	For the three months ended Sep. 30, 2014	For the nine months ended Sep. 30, 2015	For the period from February 27, 2014 (inception) to Sep. 30, 2014
Revenues:
Consulting fees	$3,000	$-	$4,000	$-

Expenses
General & administrative expenses	$3,768	$4,904	$24,000	$6,476
Stock-based compensation	-	-	-	2,100
Professional and consulting fees	8,125	7,299	27,214	40,899
Rent expense	-	900	-	1,800

Total expenses	11,893	13,103	(51,214)	(51,7275)

Operating loss	(8,893)	(13,103)	(47,214)	(51,275)

Other income	-	-	1,800	-

Net loss for the period	$(8,893)	$(13,103)	$(45,414)	$(51,275)

Earnings/Loss per share- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	21,850,000	21,000,000	21,849,359	21,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

TECH FOUNDRY VENTURES, INC.

Condensed Statements of Cash Flow (Unaudited)

	For the nine months ended September 30, 2015	For the period from February 27, 2014 (inception) to September 30, 2014
OPERATING ACTIVITIES
Net Loss	$(45,414)	$(51,275)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Stock-based compensation	-	2,100
Accounts payable	(9,517)	6,942
Prepaid expenses	-	(511)
Net cash used in Operating Activities	(54,931)	(42,744)

FINANCING ACTIVITIES
Common stock	3,500	-
Subscription deposits	(3,500)	-
Advances from shareholders	-	49,100
Net cash provided by Financing Activities	-	49,100

Net cash (decrease) increase for the period	(54,931)	6,356
Cash, at beginning of the period	90,100	-

Cash, at end of the period	$35,169	$6,356

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock issued for service	$-	$2,100

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying noted are an integral part of these unaudited condensed financial statements.

Notes to Condensed Financial Statements

NOTE 1 - UNAUDITED INFORMATION

The balance sheets of Tech Foundry Ventures, Inc. (the “Company”) as of September 30, 2015 (unaudited) and December 31, 2014 (audited), and the statements of operations, for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and for the period from February 27, 2014 (inception) through September 30, 2014, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2015, and the results of operations for the three-months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and for the period from February 27, 2014 (inception) through September 30, 2014.

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

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on February 27, 2014, under the name Tech Foundry Ventures, Inc. The Company has limited operations and is developing a business plan to provide consulting services to startup companies in Southern California and North America. The Company intends to service development stage enterprises that are seeking startup capital and offer a variety of services to them, which they normally would not be able to afford. To date, its business activities have been limited to organizational matters, marketing and consulting with its first client.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Cash

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2015.

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

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015.

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

Revenue Recognition

The Company‘s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed. Please refer to Note 5 for related party transactions. In 2015, the Company began reporting its revenues due to an agreement with its first customer.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - INCOME TAXES

As of September 30, 2015, the Company had a net operating loss carry forward of $115,373 that may be available to reduce future years’ taxable income through 2035.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of September 30, 2015
Deferred tax assets:
Net operating tax carry-forwards	$115,373

Gross deferred tax asset	115,373
Valuation allowance	(115,373)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5 - NET OPERATING LOSSES

As of September 30, 2015, the Company has a net operating loss carry-forward of approximately $115,373, which will expire 20 years from the date the loss was incurred.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

As of September 30, 2015, there are 21,850,000 shares of common stock outstanding.

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

NOTE 8 - GOING CONCERN

The Company‘s unaudited condensed financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has net losses for the period from February 27, 2014 (inception) to September 30, 2015 of ($115,373). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - PROPERTY

The Company does not own any property. It operates its business remotely from Canada. Commencing in March 2014, the Company leases a virtual office in Santa Monica, California under an oral agreement from an unrelated third party, which also leases offices to its legal counsel. The Company does not pay any rent for the use of the virtual office.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and for the period from February 27, 2014, (inception) through September 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. We are a consulting service company, which provides management and consulting services to early and middle stage start-ups. From beginning operations in March 2014 to May 31, 2015, we had not been engaged by any start-ups to provide any services; however, in June 2015, we were engaged by our first client. We have accumulated losses in the amount of $115,373 as of September 30, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have only recently commenced planned operations and have begun generating revenue. We will not be profitable until we derive sufficient revenues and cash flows from the sale of our consulting services. Our chief executive officer and director, Jeffrey T. Cocks, is our only employee. Mr. Cocks will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of September 30, 2015, we had $35,169 cash on hand and in the bank. Management believes this amount will satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations from revenues or by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2015, the Company borrowed $63,000 from its three founding shareholders.

Management believes that if subsequent private placements are successful, we will generate additional consulting revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and for the period from February 27, 2014 (inception) through September 30, 2014, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent Form 10K.

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Revenues. We had $3,000 in revenues, or an increase of 100%, for the three months ended September 30, 2015 compared with $0 revenues for the comparable period in 2014. The increase is attributable to a consulting agreement we entered into with our first client.

Operating expenses. Operating expenses include general and administrative expenses, rent expense and professional fees. In total, operating expenses decreased $1,210, or 9.23% to $11,893 for the three months ended September 30, 2015 compared with $13,103 for the three months ended September 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses decreased $1,136, or 23.16%, to $3,768 for the three months ended September 30, 2015 compared with $4,904 for the comparable period in 2014. The decrease is due to a reduction in Edgar filing fees and travel related expenses offset by an increase in transfer agent fees.

●	Professional fees increased $826, or 11.32%, to $8,125 for the three months ended September 30, 2015 compared $7,299 for the comparable period in 2014. The increase was due to a $3,000 increase in related party consulting fees and our audit and review fees offset by a reduction in legal fees.

●	Rent expense decreased $900, or 100.0% to $0 for the three months ended September 30, 2015 compared with $900 for the comparable period in 2014. The decrease is due to the landlord for our virtual office space not charging us for rent.

Net loss. Our net loss decreased $4,210, or 32.13%, to $8,893 for the three months ended September 30, 2015 compared with a net loss of $13,103 for the comparable period in 2014. The decrease is primarily attributable to $3,000 in revenues for the three months ended September 30, 2015, which offset our operating expenses and the reduction in general and administrative expenses and rent.

Nine months ended September 30, 2015 compared with the period from inception (February 27, 2014) through September 30, 2014

Revenues. We had $4,000 in revenues, or an increase of 100%, for the nine months ended September 30, 2015, compared to $0 revenues for the period from inception (February 27, 2014) to September 30, 2014. The increase is due to an agreement with our first client.

Operating expenses. Operating expenses include general and administrative expenses, stock-based compensation, professional fees and rent expense. In total, operating expenses decreased $1,574, or 2.98%, to $51,214 for the nine months ended September 30, 2015 compared with $52,788 for the period from inception (February 27, 2014) to September 30, 2014. The components of operating expenses are discussed below.

●	General and administrative expenses increased $14,492, or 152.43%, to $24,000 for the nine months ended September 30, 2015 compared with $9,508 for the period from inception (February 27, 2014) to September 30, 2014. The increase is primarily due to a $13,000 increase in transfer agent fees and Edgar fees.

●	Stock-based compensation decreased $2,100, or 100.0%, to $0 for the nine months ended September 30, 2015 compared with $2,100 for the period from February 27, 2014 (inception) through September 30, 2014. The decrease is due to the one-time expense for the founders’ shares issued upon the Company’s formation.

●	Professional fees decreased $12,166, or 30.89%, to $27,214 to the nine months ended September 30, 2015 compared with $39,380 for the period from inception (February 27, 2014) to September 30, 2014. The decrease is due to a $20,000 reduction in legal fees previously incurred for the Company’s registration statement offset by a $6,434 increase in audit fees and a $1,400 increase in related party consulting fees.

●	Rent expense decrease $1,800, or 100.0% to $0 for the the nine months ended September 30, 2015 compared with $1,800 for the period from inception (February 27, 2014) to September 30, 2014. The decrease is due to the landlord’s decision not to charge the Company rent for its virtual office.

Net loss. Our net loss decreased $7,374, or 13.97%, to $45,414 for the nine months ended September 30, 2015 compared with $51,275 for the period from inception (February 27, 2014) to September 30, 2014. The decrease is due to the various components mentioned above.

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

Our total assets are $36,079 as of September 30, 2015, consisting of $35,169 in cash. Our working capital deficit was $28,273 as of September 30, 2015.

Our total liabilities are $64,352 as of September 30, 2015, which includes $1,352 of accounts payable and $63,000 in advances from shareholders.

Our total stockholders’ deficit was $28,273 as of September 30, 2015, and an accumulated deficit of $115,373 as of September 30, 2015.

We had $54,931 in net cash used in operating activities for the nine months ended September 30, 2015.

We had no cash provided by investing activities for nine months ended September 30, 2015.

We had no cash provided by financing activities for the nine months ended September 30, 2015.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2015 and September 30, 2014, respectively.

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

Our business strategy is to continue to market our website (www.techfoundryventures.com) whereby potential companies will be able to review our services and engage us. We will develop our presence on e-commerce sites as Facebook, Twitter, LinkedIn and other sites. We are also focusing on expanding our referral network by targeting other advisors such as lawyers, accountants, insurance agents, financial planners and other service professionals.

The number of companies, which we will be able to provide services to will depend upon the success of our marketing efforts through our website and our referral network. We have identified potential clients through these marketing efforts and currently negotiating with these potential new clients.

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

Establishment of our Office

Time Frame: 1st- 3rd months.

Material costs: minimum $500.

Since the closing of our initial public offering, we had planned to set up a physical office in Santa Monica, CA where we currently operate from a virtual office. Our sole officer and one of our directors, Jeffrey Cocks, will continue to take care of our administrative duties and allow us to operate remotely from his office in Canada. We believe the costs of setting up a physical office and obtaining the necessary equipment and stationery to establish a physical office in Santa Monica unnecessary at this time. We will continue to maintain a virtual office in Santa Monica until we can generate additional revenue and achieve profitability.

Expand Our Website

Time Frame: 1st – 3rd months.

Material costs: $3,000.

We intend to continue to expand our website. Our sole officer and one of our directors, Jeffrey Cocks, is in charge of overseeing the expansion of our website and the services we intend to offer. The website expansion costs, including enhanced site design and implementation will be approximately $3,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential referral sources and customers

Time Frame: 1st – 6th months.

No material costs.

Now that our website has been operational, we will continue to contact and start negotiations with potential customers and referral sources. We will negotiate terms and conditions of collaboration. We are focusing our efforts now on local advisors such as attorneys, accountants, insurance agents and financial planners. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements. To date, we have been engaged by our first client for a total consulting fee of $4,000. We have identified potential new clients and currently are in negotiations with them to offer our services.

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

Continued Marketing Campaigns

Time Frame: 1st – 12th months.

Material costs: $5,000-$10,000.

We continue to market our services and intend to continue using our current marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in web, mobile and entertainment industry to showcase our services with a view to find new customers. We have begun to see results from our marketing campaign and intend to continue with our marketing efforts to generate new customers. We also use Internet promotion tools on Facebook and Twitter to advertise our services. We intend to spend from $15,000-$25,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide administrative support to management with an emphasis on relieving management from the details of administrative paperwork so they can focus on their creative efforts.

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

Hire a Salesperson or Independent Contractors

Time Frame: 10th-12th months.

Material costs: $5,000-10,000.

We continue to anticipate hiring one salesperson in the next twelve months with a good knowledge and broad connections in the consulting industry to introduce our services. The salesperson’s job would be to find new potential clients, and to set up agreements with customers and referral sources to engage our services. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

In summary, during months 1 to 3, we will continue to operate out of our President’s office, keep a virtual office in Santa Monica and further expand our website. Concurrently with these efforts, we should be ready to start more significant operations and expand our selling efforts. During months 1-12 we will continue to develop our marketing campaign, which we anticipate to be ongoing and evolving. There is no assurance that we will continue to generate revenue.

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

We anticipate that the minimum capital necessary to fund our planned operations in this case for the 12-month period will be approximately $40,000 to $50,000 depending on the availability of funds and will be used for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future, if necessary. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole officer and director, our other director or our shareholders. Mr. Cocks, our sole officer and director, Mr. Levine, our other director and BCIM Management, LP, have already advanced us $63,000 as of September 30, 2015. However, our existing shareholders have no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECH FOUNDRY VENTURES, INC.

November 13, 2015	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

