Form 10-K
period 2015-12-31
Tech Foundry Ventures, Inc.
filed 2016-03-15
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196075

Tech Foundry Ventures, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-5152859
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

316 California Avenue, Suite 543, Reno, NV 89509

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 2016, based upon the last sale price of the common stock of such date: $95,000.

The number of shares of the registrant’s common stock issued and outstanding as of March 9, 2016 was 21,950,000.

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

PART I

Item 1. Description of Business.

Organization

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. On April 28, 2014, we filed a Certificate of Correction to our Articles of Incorporation to correct a typographical error in our Articles of Incorporation to state that the total number of authorized shares were 110,000,000, $0.0001 par value rather than 100,000,000, $0.001 par value. On March 3, 2016, our Board and majority shareholders approved an amendment to our Articles of Incorporation by adding Articles Twelve through Fourteen, which, in summary: (i) grants the board the right to amend, alter, change or repeal any provision in the Articles; (ii) authorizes the Board, without the consent of the shareholders, to adopt any recapitalization affecting the outstanding securities by effecting a forward or reverse splits of all of the outstanding securities, provided the recapitalization does not require any amendment to the Articles; and (iii) authorizes the Board to change our name without shareholder approval. We are a consulting service company, which provides management and consulting services to early and middle stage start-ups. From beginning operations in March 2014 to May 31, 2015, we had not been engaged by any start-ups to provide any services; however, in June 2015, we were engaged by our first client. In December 2015, we invested $65,000 in a mineral property interest and are required to invest an additional $435,000 over the next two years to maintain our interest. We have accumulated losses in the amount of $156,994 as of December 31, 2015. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have only recently commenced planned operations and have begun to generate minimal revenue. We will not be profitable until we derive sufficient revenues and cash flows from the sale of our consulting services or from our investment in our joint venture. Our chief executive officer and director, Jeffrey T. Cocks, is our only employee. Mr. Cocks will devote at least ten hours per week to us but may increase the number of hours as necessary.

On February 28, 2014, we issued 21,000,000 shares of our $0.0001 par value common stock, valued at $0.0001 per share, to our 3 founders, which includes 7,000,000 common shares to our chief executive officer, Jeffrey Cocks and 7,000,000 common shares to our director, Michael Levine, and 7,000,000 common shares to BCIM Management, LP, in exchange for organizational services incurred in our formation, which our board of directors valued at $0.0001 per share, or $700, $700, and $700, respectively for preformation services rendered to develop our organization, business model and website. In January 2015, issued 850,000 shares of our common stock at a price of $0.10 per share for $85,000. During the year ended December 31, 2015, we incurred $89,788 in operational expenses and incurred a net loss of ($87,035). We anticipate our burn rate for overhead will be approximately $2,500 per month. We believe that our present capital is sufficient to cover our monthly burn rate for the next 12 months. We believe that we will require approximately $350,000 in cash to accomplish the goals set out in our plan of operation, which includes our joint venture investment. To the extent we are unable to accomplish our goals with the proceeds from the issuance of our common stock, then we intend to raise additional capital from investors through the sale of our common stock or from loans or advances from our founding shareholders.

Our principal business, executive and registered statutory office is located at 316 California Avenue, Suite 543, Reno, NV 89509 and our telephone number is (888) 909-5548, fax is (888) 909-1033 and email contact is info@techfoundryventures.com. Our URL address is www.techfoundryventures.com.

Business

We are an early stage company that commenced operations in March 2014. Until May 2015, our activities were limited to organizational and business development activities. In June 2015, we entered into our first consulting agreement. We intend to assist start-ups and development stage companies, as well as established companies, with consulting services focused on providing administrative support and consulting to entertainment, web and mobile technology companies. Our mission is to assist management in early stage companies with services designed to keep them focused on their core business ideas while provide the administrative support such as bookkeeping, payroll, website development and marketing strategies. We intend to focus our marketing efforts in the digital media, entertainment, music, consumer, Internet, and social networking industries and will look at investment opportunities as we encounter them. We will use the Internet as well as the services of an independent sales representative to market our services to start-up companies in California and Nevada with our initial efforts focused in Los Angeles. We also intend to market to service professionals. We have had limited operations and have limited financial resources having raised $85,000 in our initial public offering as of January 5, 2015. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” From our inception to May 2015, we were devoted primarily to start-up, development and operational activities, which include:

1.	Formation of the Company;

2.	Development of our business plan;

3.	Evaluating various target industries to market our services;

4.	Research on marketing channels/strategies for our services;

5.	Secured our website domain www.techfoundryventures.com and beginning the development of our initial online website;

6.	Research on services and pricing of our services; and

7.	Signed non-disclosure agreements with a few third parties to exchange information on cooperative marketing efforts;

8.	Complete our initial public offering.

We are offering services to target companies with the mission to assist the founders develop their product and services and provide hands-on support services to reduce startup costs and accelerate time to market. Besides general administrative services, we offer services to assist with product development and design, corporate formation and structure. We also offer virtual office space, financial and accounting resources, marketing and branding services and legal guidance by partnering with law firms and accounting firms. By offering these services, we intend to enable our potential entrepreneurial clients the time to focus on developing their products and services so they are not consumed with administrative activities that will consume valuable time from their work schedules. We believe that the administrative and other consulting services will increase the value of our potential clients’ businesses thereby increasing the attractiveness for additional capital to enable them to bring their products and services to market. We are also evaluating various investment opportunities as we encounter them and, in December 2015, we entered into a joint venture agreement to acquire a 50% interest in a mining project, which is set forth in our Plan of Operation.

Our goal is to assist entrepreneurs by partnering with them and providing them with the assistance and tools to bring their ideas to market. We initially targeted businesses in Southern California and are now offering our services in Nevada.

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

We intend to provide managerial assistance to our clients and, to the extent available, offer our services for cash or contingent compensation. We will negotiate our fees on a case-by-case basis and intend to offer hourly rates, flat fees and contingent fees for our services. The managerial assistance means, among other things, we, through our directors, officers or employees, offer to provide, and, if accepted, do provide, significant guidance and counsel concerning the management, operations or business objectives and policies of our client.

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

As of the date of this Report, we have 21,950,000 shares of $0.0001 par value common stock issued and outstanding, which is owned by 37 shareholders. We have 10,000,000 authorized shares of preferred stock of which none are issued. The aggregate market value of our common stock based on the offering price of $0.10 per share is $2,195,000. Our stockholders’ deficit as of our most recent December 31, 2015 audit is ($59,894).

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

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to devote 10 hours per week in 2016.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. Neither our sole officer nor our directors is a party to any legal proceeding or litigation. None of our directors or our sole officer has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 1A. Risk Factors.

We are subject to those financial risks generally associated with early stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the consulting industry.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a startup enterprise, have generated minimal revenues and have a limited operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We are a newly organized enterprise that was incorporated in February 27, 2014 and for the period from February 27, 2014 (inception) through December 31, 2015, we only generated $4,000 in revenues. We have a limited operating history upon which an evaluation of our future prospects can be made. From February 27, 2014 (inception) to December 31, 2015, we have incurred a net loss of ($156,994). Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to offer services at prices that allow generate at a profit. Based upon current plans, we expect to incur operating expense in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our auditor’s report on our December 31, 2015 financial statements express an opinion that substantial doubt exits as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Auditors Report.”

We had a net loss of ($87,035) for the year ended December 31, 2015. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our services. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We have limited financial resources. As of December 31, 2015, we had $39,027 in cash on hand and $104,937 in assets. From April 2014 to December 31, 2014, our initial three shareholders have advanced us $63,000 to cover our working capital expenses. We have raised $85,000 in our initial public offering. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital, we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this Report, we have earned minimal revenue. Failure to generate additional revenue will cause us to go out of business, which will result in the complete loss of your investment.

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

Mr. Cocks has orally agreed to limit his responsibilities at West Isle Ventures, Ltd. to providing consulting services to Canadian companies in industries that we do not intend to pursue. West Isle Ventures, Ltd. has provided consulting services to companies in a variety of industries; however, Mr. Cocks will devote his efforts with us to consult with companies in the United States and with companies in our target industries. In an effort to resolve such potential conflicts of interest, our officers and sole director have agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us. Mr. Cocks is also a director of Nevada Canyon Gold, which is the entity whom we acquired the joint venture interest from in December 2015.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our directors’ decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

RISKS RELATING TO OUR JOINT VENTURE AND THE GOLD MINING INDUSTRY

No known reserves.

The probability of a mining claim having the necessary quantity and quality of ores to result in a profitable mining operation is uncertain and our claims, even with large investments by us, may never generate a profit.

We are dependent upon the successful exploration of our mining property, and the discovery of valuable mineralization on the property, for success. All anticipated future revenues would come directly or indirectly from the Lapon Canyon Project (the “Property”). Should we fail to locate economically extractable mineralization on our property, or enter into an agreement to option and sell our interests to mining production Company, we will have no revenue and our business will fail.

Mineral deposit estimates are imprecise and subject to error

Mineral deposit estimation calculations when made may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from any original estimations. The Lapon Canyon Project has no known ore reserves. Despite future investment in exploration activities, there is no guarantee our joint venture partner will locate a commercially viable ore deposit or reserve. Most exploration projects do not result in discovery of commercially viable and mineable ore deposits. With little capital available, it may have to limit its exploration, which decreases the chances of finding a commercially viable ore body. Even if potentially promising mineralization is identified, the Lapon Canyon Project may not be put into production due to many factors, including high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If the exploration activities do not suggest a commercially successful prospect, then our joint venture partner may altogether abandon plans to pursue efforts to develop the property.

The Joint Venture’s future operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In the U.S., all mining is regulated by Federal and State level government agencies. Obtaining licenses and permits from these agencies as well as an environmental impact study for each mining property must be completed before starting mining activities. These are expensive and affect the timing of operations. Pollution can be anticipated with mining activities. If our joint venture partners is unable to comply with current or future regulations, this may expose the joint venture to fines, penalties and litigation that could cause the joint venture business to fail.

Further, the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the U.S. or Nevada may be changed, applied or interpreted in a manner which will fundamentally alter the ability for the joint venture to carry on its business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our joint venture’s ability to operate and/or its profitably.

The Joint Venture is subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect the joint venture’s proposed operations such as but not limited to: political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, processing problems. Personal injury and death could result as well as property damage, delays in mining, environmental damage, legal liability and monetary loss. The joint venture may not be able to obtain insurance to cover these risks at economically reasonable premiums. It does not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

The joint venture’s financial performance depends on the successful operation of its proposed exploration activities on the Property, which are subject to various operational risks and our agreement to invest up to $500,000 over a two-year period in the joint venture.

There is no assurance our joint venture partner will be successful in its proposed mining activities. Our joint venture financial performance depends on the successful operation of its proposed exploration activities, which are being conducted by Walker River and partially (50%) paid for by us if we are able to fulfill the terms of our agreement with them, which requires us to invest $500,000 over a two-year period. The cost of operation and maintenance and the results of the proposed activities may be adversely affected by a variety of factors, including the following:

●	Regular and unexpected maintenance and replacement expenditures;

●	shutdowns due to the breakdown or failure of our equipment;

●	labor disputes;

●	the presence of hazardous materials on our planned project sites;

●	catastrophic events such as fires, explosions, earthquakes, landslides, floods, releases of hazardous materials, severe storms or similar occurrences affecting our proposed exploration activities; and

●	unforeseen results and problems inherent in mining and exploration activities.

Any of these events could significantly increase the expenses incurred in the joint venture’s planned exploration and could materially and adversely affect its business, financial condition, future results and cash flow, if any.

The joint venture’s proposed exploration is subject to substantial risks, including:

●	unanticipated cost increases;

●	shortages and inconsistent qualities of equipment, material and labor;

●	work stoppages;

●	inability to obtain permits and other regulatory matters; and

●	failure by key suppliers, component manufacturers and vendors to timely and properly perform.

Any one of these risks, or other unanticipated factors, could give rise to delays and cost overruns. There can be no assurance that the joint venture will ever successfully complete its proposed exploration, or become profitable.

We do not expect positive cash flow from the future joint venture operations for the foreseeable future. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our investment in the joint venture business and as a result the joint venture partner may be required to scale back or cease operations for the business.

We do not expect positive cash flow from future proposed joint venture operations for the foreseeable future. Completion of the exploration, permitting, and other work required before determining that a mineral deposit can be placed into production can take over 10 years in the best of circumstances. There is no assurance that actual cash requirements will not exceed the joint venture’s estimates. In particular, additional capital may be required in the event that:

●	drilling, exploration and completion costs for the Lapon Canyon Project increase beyond our joint venture’s partner’s expectations; or

●	it encounters greater costs associated with general and administrative expenses or other costs.

The occurrence of any of the aforementioned events could adversely affect its ability to meet its business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of the joint venture Property. If we are unable to raise sufficient funds to honor our agreement with WRR, then it may not have sufficient funds to explore the Property to the extent it may find necessary to determine the quantity and quality of any orders that may be in or on the Property, and most importantly, whether it can find a mining operation company to enter into a business venture with it. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not be available if and when necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our interest in the joint venture business and as a result may be required to have our interest reduced or our joint venture partner may cease future operations for its business, the result of which would be that our stockholders would lose some or all of their investment.

As the joint venture Property is in the pre-exploration stage, there can be no assurance that our joint venture partner will identify commercially viable qualities and quantities of mineralization on the Property.

Exploration for mineralization is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. The Property is only in the pre-exploration stage and is without any identified economically extractable mineralization. Our joint venture partner may not establish commercially viable quantities and qualities of economically extractable mineralization on the Lapon Canyon Project (or on any future property it may acquire) and, even if it does, there is no guarantee that it will be able to interest a third-party mining company to enter into a business arrangement, e.g., option to purchase arrangement with it, which could cause the joint venture business to fail.

Because we anticipate the joint venture’s operating expenses will increase prior to it earning revenues, it may never achieve profitability and we may never achieve a return on our investment in it.

Prior to completion of the exploration stage, our joint venture partner anticipates that it will incur increased operating expenses without realizing any revenues. It therefore expects to incur significant losses into the foreseeable future. We recognize that if it is unable to generate significant revenues from the exploration of its mineral claims, it will not be able to earn profits or continue future proposed operations, which will adversely affect us. There is no history upon which to base any assumption as to the likelihood that it will prove successful, and it can provide no assurance that it will generate any revenues or ever achieve profitability. If it is unsuccessful in addressing these risks, our joint venture business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that our joint venture partner may incur liability or damages as it conducts its business.

The search for valuable mineralization involves numerous hazards. As a result, our joint venture partner may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which it cannot insure or against which it may elect not to insure. At the present time it does not have any coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on its financial position and our investment in the joint venture.

If our joint venture partner’s exploration costs are higher than anticipated, then its exploration activities will be adversely affected.

Our joint venture partner is currently planning to commence exploration of the Property on the basis of estimated exploration costs. If its exploration costs are greater than anticipated, then it will not be able to carry out all of its planned exploration of the Property. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

The price of gold is volatile and a decrease in gold prices could cause us to incur losses.

Our joint venture partner will be exploring primarily for gold on the Property. The profitability of gold exploration and production is directly related to the prevailing market price for gold. The market prices of metals, including the gold market, fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in gold market from the time exploration is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, our joint venture partner may begin to explore for gold at a time when the price of gold or other related mineral make such exploration economically feasible and, subsequently, incur losses because prices have decreased. Adverse fluctuations of metals market prices or the continued decline in the gold market, generally, may force it to curtail or cease the joint venture business operations.

The costs of compliance with environmental laws and of obtaining and maintaining environmental permits and governmental approvals required for construction and/or operation, which currently are significant, may increase in the future and could materially and adversely affect our business, financial condition, future results and cash flow; any non-compliance with such laws or regulations may result in the imposition of liabilities which could materially and adversely affect our business, financial condition, future results and cash flow.

Our joint venture mining partner is required to comply with numerous federal, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Some of the environmental permits and governmental approvals that may be issued to the joint venture project may contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If it fails to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, it may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs. In addition, it may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of the projects. As of the date of this report, our joint venture partner has not yet obtained certain permits and government approvals required for the commencement and successful operation of projects under construction or enhancement. Its failure to renew, maintain or obtain required permits or governmental approvals, including the permits and approvals necessary for operating projects under construction or enhancement, could cause its operations to be limited or suspended. Environmental laws, ordinances and regulations affecting it can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us.

Our joint venture partner could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at its project.

Our joint venture partner’s proposed mining project is subject to numerous federal, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. It will use propane and industrial lubricants and other substances at its project which are or could become classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or by the project in concentrations that exceed regulatory limits, it could become liable for the investigation and removal of those substances, regardless of their source and time of release. If it fails to comply with these laws, ordinances or regulations (or any change thereto), it could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the project into compliance. Furthermore, in Nevada, it may be held liable for the cleanup of releases of hazardous substances at other locations where it arranged for disposal of those substances, even if it did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

The joint venture operations are subject to permitting requirements which could require it to delay, suspend or terminate its operations on its mining property.

Our joint venture partner’s planned exploration activities on the Lapon Canyon Project, and other properties it may acquire, require permits from the BLM, and several other governmental agencies. It may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If it cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, its timetable and business plan for exploration of the Lapon Canyon Project will be adversely affected. It has no current plans to acquire any other property.

Our joint venture partner’s exploration activities may not be commercially successful, which could lead it to abandon its plans to seek a mining production company to develop or purchase it’s Property, and thereby lose the investment we made in the joint venture.

Our joint venture partner’s long-term success depends on its ability to identify commercially viable and mineable mineralization deposits on the Lapon Canyon Project that it can then, using its best business judgment, determine whether any such deposits can be developed into a commercially viable mining operation. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of exploration is determined in part by the following factors:

●	the identification of potential silver and/or gold mineralization based on evaluation of the host rock, alteration, structure, geochemistry and proper sampling;

●	availability of government-granted operation permits;

●	the quality of our management and our geological and technical expertise; and

●	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. Our joint venture partner may invest significant capital and resources in exploration activities and abandon such investments if it is unable to identify commercially exploitable mineral deposits. The decision to abandon its Lapon Project may have an adverse effect on the market value of our securities and its and our ability to raise future financing. We cannot assure you that our joint venture partner will discover or acquire any mineralized material in sufficient quantities on the Property to justify commercial operations, or that it will be able to find a mining operator who is willing and able to enter into a business venture with it.

Actual capital costs, operating costs, production and economic returns may differ significantly from those our joint venture partner has anticipated and there are no assurances that its exploration activities will result in identification of commercially viable quantities and qualities of mineable ores.

Our joint venture partner’s estimated operating and exploration costs for the Lapon Canyon Project are based on limited information available to it and that it believes to be accurate. However, costs for labor, regulatory compliance, energy, mine and plant equipment and materials needed for exploration may significantly fluctuate. In light of these factors, actual costs related to its proposed budgeted exploration costs may exceed any estimates it may make. It does not have an operating history upon which it can base estimates of future operating costs related to Lapon Canyon Project, and it intends to rely upon its future economic feasibility of the Project and any estimates that may be contained therein. Studies derive estimates of cash operating costs based upon, among other things:

●	anticipated tonnage, grades and metallurgical characteristics of the material to be mined and processed;

●	anticipated recovery rates of gold and other metals from the material;

●	cash operating costs of comparable facilities and equipment; and

●	anticipated climatic conditions and availability of water.

Capital and operating costs, production and economic returns, and other estimates contained in feasibility studies may differ significantly from actual costs, and there can be no assurance that our actual capital and operating costs will not be higher than anticipated or disclosed.

A shortage of critical equipment, supplies, and resources could adversely affect our exploration activities.

Our joint venture partner is dependent on the availability of certain equipment, supplies and resources for it to carry out our mining exploration activities, including input commodities, drilling equipment and skilled labor. A shortage in the market for any of these factors could cause unanticipated cost increases and delays in delivery times, which could in turn adversely impact exploration schedules and costs.

Historical production at the Lapon Canyon Project may not be indicative of the potential for future development.

The Lapon Canyon Project is not in commercial production, and, since acquiring its interests, our joint venture partner has never recorded any revenues from commercial production at the Property. You should not rely on the fact that there were limited historical mining operations in the mining district surrounding its Property as an indication that it will ever find commercially mineable quantities and qualities of extractable mineralization on its Property or have future successful commercial operations on its Property. In fact, based on the information available to us, which we have reviewed, none of the historical mining operations were successful.

We currently do not have sufficient funds, nor does our joint venture partner intend in it’s proposed operations, to bring the Property into commercial operation or production, and it expects that it will require additional financing in the future.

Our joint venture partner does not currently have any proposed plans or sufficient capital for sustained operations, specifically including the mining, processing and production of minerals from any ores which may be identified during its exploration activities. Our future financing needs may be substantial if our joint venture partner encounters unexpected costs or delays at this early stage of exploration of the Property. If we are unable to raise sufficient funds to honor the financing obligation under our agreement, then we may lose our interest in the joint venture.

Failure to obtain sufficient financing to satisfy our financial obligations under our joint venture agreement may result in the delay or indefinite postponement of exploration, drilling or other mining activities at the Lapon Canyon Project Furthermore, even if we raise sufficient additional capital, there can be no assurance that our joint venture partner will achieve success in its exploration activities. In addition, any future equity offering that we engage in or that our joint venture partner will offer, will further dilute our equity interest or joint venture interest and any future debt financing will require it or us to dedicate a portion of our cash flow, if any, to payments on indebtedness and will limit its or our flexibility in planning for or reacting to changes in our business.

We are strictly a joint venture partner that has acquired an exploration interest and have no intent or plans to engage in operations involving the mining, processing and/or production of minerals from orders, if any, which our joint venture partner may discover on its property during its exploration activities. In the event our joint venture partner’s exploration operations determine that it has ores which may warrant further mining operations, it is its intent to seek to identify a mining production company to purchase or option the joint venture interests in the property, which may have an interest and capability to conduct further mining operations on the property and enter into some type of business arrangement with such company relating to the Property.

If the development of one or more claims included in our Lapon Project is found to be economically feasible, such claims will be subject to all of the risks associated with establishing new mining operations.

If the development of one or more of our joint venture partner’s mining claims included in the Lapon Project is found to be economically feasible, and it is unable to enter into a business arrangement with a mining company that engages in mining operations and production, such development will require obtaining permits and financing, and the construction and operation of mines, processing plants and related infrastructure. As a result, the project will be subject to all of the risks associated with establishing new mining operations, including:

●	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;

●	the availability and cost of skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants;

●	the availability and cost of appropriate smelting and refining arrangements;

●	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;

●	the availability of funds to finance construction and development activities;

●	industrial accidents;

●	mine failures, shaft failures or equipment failures;

●	natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;

●	unusual or unexpected geological and metallurgic conditions;

●	exchange rate and commodity price fluctuations;

●	high rates of inflation;

●	potential opposition from non-governmental organizations, environmental groups or local groups, which may delay or prevent development activities; and

●	restrictions or regulations imposed by governmental or regulatory authorities.

The costs, timing and complexities of developing the joint venture projects may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. We cannot provide assurance that activities will result in profitable mining operations at the mineral Property, or that we will derive financial benefits from such operations. Any one or more of these events identified above could have a material adverse effect on any revenues we may anticipate receiving from the Lapon Project.

Our joint venture partner’s operations involve significant risks and hazards inherent to the mining industry.

Our exploration operations will involve the operation of large pieces of drilling and other heavy equipment. Hazards such as fire, explosion, floods, structural collapses, industrial accidents, unusual or unexpected geological conditions, ground control problems, cave-ins, flooding and mechanical equipment failure are inherent risks in our operations. Hazards inherent to the mining industry can cause injuries or death to employees, contractors or other persons at our mineral Property, severe damage to and destruction of our property, plant and equipment and mineral Property, and contamination of, or damage to, the environment, and can result in the suspension of our exploration activities and any future development and production activities. While the Company aims to maintain best safety practices as part of its culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.

In addition, from time to time we may be subject to governmental investigations and claims and litigation filed on behalf of persons who are harmed while at our Property or otherwise in connection with our operations. To the extent that we are subject to personal injury or other claims or lawsuits in the future, it may not be possible to predict the ultimate outcome of these claims and lawsuits due to the nature of personal injury litigation. Similarly, if we are subject to governmental investigations or proceedings, we may incur significant penalties and fines, and enforcement actions against us could result in the closing of certain of our mining operations. If claims and lawsuits or governmental investigations or proceedings are ultimately resolved against us, it could have a material adverse effect on our financial performance, financial position and results of operations. Also, if we conduct mining operations on property without the appropriate licenses and approvals, we could incur liability or our operations could be suspended.

The mining industry is very competitive.

The mining industry is very competitive. Much of our joint venture partner’s competition is from larger, established mining companies with greater liquidity, greater access to credit and other financial resources, newer or more efficient equipment, lower cost structures, more effective risk management policies and procedures and/or a greater ability than us to withstand losses. Our joint venture partner’s competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or devote greater resources to the expansion or efficiency of their operations than it can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share to our joint venture partner’s detriment. It may not be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on its business, financial condition or results of operations.

The title to some of the joint venture’s mineral Property may be uncertain or defective, thus risking the investment in such Property.

The mineral Property in which we have a joint venture interest, and which our joint venture partner may acquire in the future, if any, may be subject to prior recorded and unrecorded agreements, transfers or claims, and title may be affected by, among other things, undetected defects. A title defect on any of its mineral Property (or any portion thereof) could adversely affect its ability to mine the property and/or process the minerals that it mines.

Title insurance is generally not available for mineral Property and our joint venture partner’s ability to ensure that it has obtained secure claim to individual mineral Property or mining concessions may be severely constrained. We rely on title information and/or representations and warranties provided by our joint venture partner’s grantors. Any challenge to its title could result in litigation, insurance claims and potential losses, delay the exploration and development of a property and ultimately result in the loss of some or all of our joint venture partner’s interest in the property. In addition, if it mines on property without the appropriate title, it could incur liability for such activities.

If our joint venture partner obtains insurance, it may not provide adequate coverage.

Our joint venture business and operations are subject to a number of risks and hazards including, but not limited to, adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, metallurgical and other processing problems, mechanical equipment failure, facility performance problems, fires and natural phenomena such as inclement weather conditions, floods and earthquakes. These risks could result in damage to, or destruction of, our mineral Property or exploration equipment, personal injury or death, environmental damage, delays in exploration, increased exploration costs, asset write downs, monetary losses and legal liability.

We do not currently have insurance and do not have any plans to obtain insurance. Our joint venture partner’s property and liability insurance may not provide sufficient coverage for losses related to these or other hazards. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration, is generally not available to us or to other companies within the mining industry. In addition, we do not carry business interruption insurance relating to the joint venture Property. Accordingly, delays in returning to any future exploration could produce near-term severe impact to our business. Any losses from these events may cause the joint venture to incur significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

If we are unable to retain key members of management, our business might be harmed.

Our joint venture’s exploration activities and any future mining and processing activities depend to a significant extent on the joint venture agreement we have with Walker River Resources Corp. (TSX.V:WRR), and the continued service and performance of our Chief Executive Officer.

Changes in the market price of gold, silver and other metals, which in the past has fluctuated widely, will affect the profitability of our joint venture operations and financial condition.

Our joint venture partner’s profitability and long-term viability depend, in large part, upon the market price of gold, copper, silver and other metals and minerals which may be produced from our mineral Property, and from which our joint venture may derive revenues under any agreement that we may enter into with a company that conducts mining operations on our Property. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

●	sales by central banks and other holders, speculators and producers of gold and other metals in response to any of the below factors.

●	the relative strength of the U.S. dollar and certain other currencies;

●	interest rates;

●	global or regional political, financial, or economic conditions;

●	supply and demand for jewelry and industrial products containing metals; and

●	expectations with respect to the rate of inflation;

A material decrease in the market price of gold and other metals could affect the commercial viability of our joint venture Property and any of our joint venture’s future anticipated development and production assumptions, if any. Lower gold prices could also adversely affect our joint venture’s ability to finance future development at all of its mining Property, all of which would have a material adverse effect on its financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

We will be relying our third party joint venture partner to perform all of the exploration work.

We will be relying on a third party, Walker River, our joint venture partner, to perform all of the exploration work on the Property subject of our Exploration Agreement. A management committee consisting of one Walker River representative and one of our representatives, will be formed, with Walker River having discretion to act in accordance with its judgment in the event of any failure of the 2 committee members to agree on any issue. In the event that Walker River does not exercise skill and competence in the conduct of its operations, or fails to performs satisfactory quality of mining activities, in a timely manner and at an acceptable cost, our interests in the Exploration Agreement and Property may be negatively impacted.

We are not a Company that engages in hands-on mining activities and must, therefore, rely on Walker River to conduct all of such activities, and specifically operations related to exploration. Walker River is the party that owns the Property and has entered into the Exploration Agreement with us, granting us the right to expend monies and earn an interest in the Property. Our anticipated future dependence upon Walker River to conduct the mining exploration activities in a professional manner, all seeking to establish data supporting the presence of valuable ores in sufficient qualities and quantities to make the Property viable as a target for a mining production Company to purchase the Property or enter into a form of agreement with Walker River and us. We, or our development partners, Walker River, may need to enter into additional agreements for the exploration activities. There can be no assurance that we or our partners can do so on favorable terms, if at all.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a start up enterprise, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on February 27, 2014. We have no demonstrable operations record, on which you can evaluate our business and prospects. We have recently commenced planned operations. As of the date of this Annual Report on Form 10-K, we have had only limited start-up operations and generated minimal revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in Annual Report on Form 10-K. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Our three founders each own 21,000,000 common shares representing 96% of the outstanding common stock and our officer and directors hold approximately 64% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We will not be required to furnish proxy statements to security holders and our directors, officer and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders that are not accredited investors (or, alternatively, 2,000 or more total shareholders) and greater than $10 million in assets. This means that your access to information regarding our business will be limited. We intend to file the Form 8A.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We hold no real property. We do not presently own any interests in real estate. We moved our executive, administrative and operating offices in December 2015 to our sole officer and director, Jeffrey Cocks’ virtual office, located at 316 California Avenue, Suite 543, Reno, NV 89509. We do not have a written lease with the landlord and Mr. Cocks currently provides space us at no cost. Our officer and directors will work remotely from Canada and intend to visit the Reno office every six weeks.

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

Common Stock Currently Outstanding

As of December 31, 2015, we have 21,950,000 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 37 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the year ended December 31, 2015 and for the period from February 27, 2014 (inception) through December 31, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. We are a start up enterprise that is a consulting service company, to provide management and consulting services to early and middle stage start-ups. We also evaluate and will make investments in opportunities that we believe will enhance shareholder value. From March 2014 to May 2015, we were not engaged by any start-ups to provide any services. In June 2015, we entered into a consulting agreement with our first client. In December 2015, we entered into a joint venture as discussed in our Plan of Operation. From February 27, 2014 (inception) to December 31, 2015, we have accumulated losses in the amount of $156,994. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We have only recently commenced operations to any significant measure. As of the date of this Annual Report, we have had only limited operations and have only generated $4,000 in revenues. We will not be profitable until we derive sufficient revenues and cash flows from the sale of our consulting services. Our chief executive officer and director, Jeffrey A. Cocks, is our only employee. Our other director, Michael Levine and Mr. Cocks will devote at least ten hours per week to us but may increase the number of hours as necessary.

As of December 31, 2015, we had $39,027 in cash on hand and in the bank. Management does believe this amount will satisfy our cash requirements for the next twelve months. In the event that our cash is insufficient to satisfy our future cash requirements - primarily the working capital required for operations, our majority shareholders have orally agreed to provide additional capital in the form of advances. If we raise capital through the issuance of equity, the additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2015, our related party advances from three of our shareholders was $63,000.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a startup company with minimal operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

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

On December 17, 2015, the Company entered into an agreement with Nevada Canyon Gold Corporation, a Nevada corporation (“NCG”), to acquire all of NCG’s rights, titles and interests in and to an Exploration Agreement, dated September 15, 2015, with an Option to form a Joint Venture (the “Agreement”) with Walker River Resources Corp., a Canadian public company (TSX.V:WRR). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, which is the subject of the Agreement. The Lapon Canyon gold project consists of 36 claims (720 acres/292 hectares), situated about 60 kilometers south of Yerington, Nevada, in the Wasuk Range, within Mineral County. (the “Lapon Canyon Claims”).

The Agreement does not grant the Company an interest in or to the Lapon Canyon Claims, or any equity interest in WRR, but rather, grants the Company the right to earn up to an undivided 50% interest in the Lapon Canyon Claims by the expenditure of US$500,000, over a two-year period, in exploration expenses in a work program established and operated by WRR on the Lapon Canyon Claims and, thereafter, grants the Company an option to enter into a Joint Venture with WRR for further exploration and development of the Lapon Canyon Claims. The Agreement also grants the Company the first right of refusal to acquire an additional 20% interest in the Lapon Canyon Claims by the expenditure of additional finds and performance of additional tasks, all related to the venture.

Full consideration for all rights in and to the Agreement consisted of a payment of US$65,000.00 by us to NGC, which consisted of an initial cash deposit payment of $25,000, a second cash payment of $30,000 and the balance of $10,000 that we paid through the issuance of 100,000 of our restricted common shares at a price of $0.10. We have paid all the consideration.

We are a party to the Agreement by NCG’s assignment of all of its rights under the Agreement.

Jeffrey A. Cocks serves as an officer and director of both the Company and NGC.

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

For the year ended December 31, 2015 compared to the period from February 27, 2014 (inception) through December 31, 2014

Revenues. Our revenues increased $4,000 for the year ended December 31, 2015 to $4,000, or 100%, from $0 for the period from February 27, 2014 (inception) through December 31, 2014. The increase is attributable to us entering into our first consulting agreement with our first client.

Operating expenses. Operating expenses include exploration expenses, general and administrative expenses, professional fees, stock-based compensation, and transfer agent and filing fees. In total, operating expenses increased $20,651 to $90,610 for the year ended December 31, 2015, or 29.52% from $69,959 for the period from February 27, 2014 (inception) through December 31, 2014. The components of operating expenses are discussed below.

Exploration expenses increased $25,579 to $25,579, or 100% for the year ended December 31, 2015 from $0 for the period from February 27, 2014 (inception) through December 31, 2014. The increase is due to our joint venture agreement with Nevada Canyon Gold.

General and administrative expenses increased $1,661 for the year ended December 31, 2015 to $14,110, or 13.34%, from $12,449 for the period from February 27, 2014 (inception) through December 31, 2014. This is primarily attributable to increases in travel and entertainment, and a franchise fee, and was offset but the reversal of rent expense during the year.

Accrued rent expense, included in general and administrative expenses, from February 27, 2014 (inception) through December 31, 2014 of $1,800 was reversed in the year ended December 31, 2015. The reversal was due to the landlord of the virtual office in Santa Monica, California not charging rent, which we had accrued.

Professional fees decreased $12,221, or 27.43%, to $32,339 for the year ended December 31, 2015 from $44,560 for the period from February 27, 2014 (inception) through December 31, 2014. This is primarily due to a $22,000 decrease in legal fees, which was offset by a $8,279 increase in accounting fees and a $1,500 increase in consulting fees.

Net Loss. Our net loss increased $17,076, or 24.41%, to $87,035 for the year ended December 31, 2015 compared to a net loss of $69,959 for the period from February 27, 2014 (inception) through December 31, 2014. The increase is primarily attributable to an increase in transfer agent and filing fees and exploration expenses, which is offset by a decrease in professional fees.

Liquidity and Capital Resources. For the year ended December 31, 2015, we raised $85,000 in capital from the issuance of shares of common stock in our initial public offering.

Our total assets are $104,937 as of December 31, 2015, consisting of $39,027 in cash and $910 in prepaid expenses. Our working capital deficit is $124,894 as of December 31, 2015.

Our total liabilities are $164,831 as of December 31, 2015, which includes current liabilities of $1,406 of accounts payable, $100,425 in notes payable, which includes $425 in accrued interest, and $63,000 in advances from shareholders.

Our total stockholders’ deficit is $59,894 as of December 31, 2015, and an accumulated deficit of $156,994 as of December 31, 2015.

We used $96,073 of cash in net cash used by operating activities for the year ended December 31, 2015, which included $(87,035) in net loss. Accounts payable increased the net loss by $9,463 and accrued interest expense decreased it by 425.

We had $55,000 of cash used by investing activities for the year ended December 31, 2015, which consisted of cash used to invest in our mineral property interest.

We had $108,500 in cash provided by financing activities for the year ended December 31, 2015, consisting of the deposit of $8,500 in subscription funds received, and $100,000 from the note payable.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the year ended December 31, 2015.

Plan of Operation

We were incorporated in the State of Nevada on February 27, 2014. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. From inception to November 2015, we did not make any significant purchase or sale of assets. On December 17, 2015, we entered into a joint venture agreement with Nevada Canyon Gold, which required a $65,000 investment from us. The investment consisted of $55,000 in cash and the issuance of 100,000 shares of restricted common stock valued at $0.10 per share, or $10,000. We are a start up company that has only generated $4,000 in revenues.

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

We also intend to invest in opportunities that we believe will enhance our shareholders’ value. In December 2015, we invested $65,000 in a joint venture to acquire Nevada Canyon Gold’s 50% in an agreement, which is discussed in our Plan of Operation.

We may conduct limited research and development of additional services to offer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Our plan of operations is as follows:

Establish our Office and Joint Venture (JV) Exploration Expenditures

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

JV Expenditures: minimum $60,000.

In the first quarter of 2016 , we plan to set up a physical office in Reno, NV, where we currently operate from a virtual office that one of our directors provides to us without any expense on our part. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our sole officer and one of our directors, Jeffrey Cocks, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. Mr. Cocks intends to visit the Reno office monthly. During the times Mr. Cocks not in Reno, NV, he will operate out of his residence in Canada.

Our Exploration Agreement with Walker River Resources (“WRR”) requires us to spend $500,000 in exploration expenses, over a two-year period, in a work program WRR established on the Lapon Canyon Claims, to earn up to an 50% undivided interest in the Lapon Canyon Claims During the first quarter of 2016, we estimate that we will spend approximately $60,000 in exploration expenses to fulfill our commitment under the Exploration Agreement.

Expand Our Website and Joint Venture (JV) Exploration Expenditures

Time Frame: 3rd-6th months.

Material costs: $3,000.

JV Expenditures: minimum $60,000.

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

Our Exploration Agreement with Walker River Resources (“WRR”) requires us to spend $500,000 in exploration expenses, over a two year period, in a work program WRR established on the Lapon Canyon Claims, to earn up to an 50% undivided interest in the Lapon Canyon Claims During the first quarter of 2016, we estimate that we will spend approximately $60,000 in exploration expenses to fulfill our commitment under the Exploration Agreement.

Negotiate agreements with potential referral sources and customers

Time Frame: 6th-12th months.

No material costs.

Now that our website is operational, we will continue to contact potential customers and referral sources. We will negotiate terms and conditions of collaboration. We are currently focused on local advisors such as attorneys, accountants, insurance agents and financial planners. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients. Then we plan to expand our target market to other service providers and investment professionals such as brokers and investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly, contingent or flat rate billing arrangements.

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

Ongoing Marketing Campaign and Joint Venture (JV) Exploration Expenditures

Time Frame: 6th - 12th months.

Material costs: $15,000-$25,000.

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

JV Expenditures: minimum $120,000.

Our Exploration Agreement with Walker River Resources (“WRR”) requires us to spend $500,000 in exploration expenses, over a two year period, in a work program WRR established on the Lapon Canyon Claims, to earn up to an 50% undivided interest in the Lapon Canyon Claims During the first quarter of 2016, we estimate that we will spend approximately $120,000 in exploration expenses to fulfill our commitment under the Exploration Agreement.

Hire a Salesperson or Independent Contractors

Time Frame: 8th-12th months.

Material costs: $12,000-24,000.

We anticipate hiring one salesperson in 2016 with good knowledge and broad connections in the consulting industry to introduce our services. The salesperson’s job would be to find new potential clients, and to set up agreements with customers and referral sources to engage our services. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

In summary, during 1st-6th month we should have established our Reno office and further expanded our website. After this point we should be ready to start more significant operations and start selling our services. During months 6-12 we will be developing our marketing campaign. There is no assurance that we will generate any revenue in the first 12 months after completion our offering or ever generate any revenue.

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

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. To date, we have raised $85,000 from our initial public offering and $100,000 from the issuance of a nine-month Promissory Note:

Description	Expenses

SEC reporting and compliance	$15,000
Establishing and office	2,500
Website expansion	3,000
Marketing and advertising	25,000
JV Expenditures	250,000
Other expenses	54,000

Total	$349,500

We anticipate that the minimum capital necessary to fund our planned operations in this case for the 12-month period will be approximately $300,000 to $350,000 depending on the availability of funds and will be used for general administrative expenses, business development, marketing costs, continue to fund the exploration expenditures and fulfill our obligations under the Exploration Agreement with WRR and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future, if necessary. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole officer and director, our other director or our shareholders. Mr. Cocks, our sole officer and director, Mr. Levine, our other director and BCIM Management, LP, have already advanced us $63,000 as of December 31, 2015. However, our existing shareholders have no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

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

TECH FOUNDRY VENTURES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

INDEX TO FINANCIAL STATEMENTS

PAGE

Financial Statements

Reports of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2015 and 2014	F-3

Statement of Operations for the year ended December 31, 2015 and for the period of February 27, 2014 (inception) to December 31,2014	F-4

Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2015 and for the period of February 27, 2014 (inception) to December 31,2014	F-5

Statements of Cash Flows for the year ended December 31, 2015 and for the period of February 27, 2014 (inception) to December 31,2014	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Tech Foundry Ventures Inc.

We have audited the accompanying balance sheet of Tech Foundry Ventures Inc. (the “Company”) as at December 31, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

March 9, 2016

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had an accumulated deficit of $69,959 since inception to December 31, 2014, and the Company has had no revenue through December 31, 2014. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Newport Beach, CA
March 30, 2015

TECH FOUNDRY VENTURES, INC.

Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$39,027	$81,600
Undeposited subscription funds	-	8,500
Prepaid expenses	910	910
	39,937	91,010
Mineral property interest	65,000	-
	$104,937	$91,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,406	$10,869
Subscription deposits	-	3,500
Related party advances	63,000	63,000
Note payable, net with accrued interest of $425	100,425	-
	164,831	77,369

Stockholders’ Equity (Deficit)
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2015 and 2014	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 21,950,000 and 21,815,000 issued and outstanding as of December 31, 2015 and 2014, respectively	2,195	2,182
Additional paid in capital	94,905	81,418
Accumulated deficit	(156,994)	(69,959)
	(59,894)	13,641
	$104,937	$91,010

The accompanying notes are an integral part of these audited financial statements.

TECH FOUNDRY VENTURES, INC.

Statements of Operations

	For the year ended December 31, 2015	For the period from February 27, 2014 (Inception) through December 31, 2014

Revenue	$4,000	$-

Operating expenses
Exploration expenses	25,579	-
General and administrative expenses	14,110	12,449
Professional fees	32,339	44,560
Stock-based compensation	-	2,100
Transfer agent and filling fees	18,582	10,850
	(90,610)	(69,959)

Other items
Accrued interest expense	(425)	-

Net and comprehensive loss	$(87,035)	$(69,959)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	21,853,356	21,133,562

The accompanying notes are an integral part of these audited financial statements.

TECH FOUNDRY VENTURES, INC.

Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at February 27, 2014 (Inception)	-	$-	$-	$-	$-

Founders’ shares, issued for services rendered on February 28, 2014 at $0.0001 per share	21,000,000	2,100	-	-	2,100

Issuance of common stock at $0.10 per share	815,000	82	81,418	-	81,500

Net loss for the period	-	-	-	(69,959)	(69,959)

Balances, December 31, 2014	21,815,000	$2,182	$81,418	$(69,959)	$13,641

Issuance of common stock at $0.10 per share	35,000	3	3,497	-	3,500

Issuance of common stock at $0.10 per share for mineral property interest	100,000	10	9,990	-	10,000

Net loss for the year	-	-	-	(87,035)	(87,035)

Balances, December 31, 2015	21,950,000	$2,195	$94,905	$(156,994)	$(59,894)

The accompanying notes are an integral part of these financial statements.

TECH FOUNDRY VENTURES, INC.

Statements of Cash Flow

	For the year ended December 31, 2015	For the period from February 27, 2014 (Inception) through December 31, 2014
OPERATING ACTIVITIES
Cash flows used in operating activities
Net Loss	$(87,035)	$(69,959)
Adjustments to reconcile net income to net cash provided used for operations
Stock-based compensation	-	2,100
Accrued interest expense	425	-
Changes in operating assets and liabilities
Accounts payable	(9,463)	10,869
Prepaid expenses	-	(910)
Net cash used by Operating Activities	(96,073)	(57,900)

INVESTING ACTIVITIES
Acquisition of mineral property interest	(55,000)	-
Net cash used by Investing Activities	(55,000)	-

FINANCING ACTIVITIES
Deposit of subscription funds received	8,500	-
Issuance of common stock	-	73,000
Subscription deposits received in advance	-	3,500
Shareholder advances	-	63,000
Note payable	100,000	-
Net cash provided by Financing Activities	108,500	139,500

Net cash (decrease) increase for period	(42,573)	81,600
Cash, at beginning	81,600	-
Cash, at end	$39,027	$81,600

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

During the year ended December 31, 2015, the Company issued 100,000 common shares at a value of $0.10 per share for the acquisition of its mineral property interest.

The accompanying notes are an integral part of these audited financial statements.

TECH FOUNDRY VENTURES, INC.

Notes to the Financial Statements

December 31, 2015

NOTE 1 - NATURE OF BUSINESS

Tech Foundry Ventures, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. The Company has limited operations and is developing a business plan to provide consulting services to startup companies in Southern California and North America. The Company intends to service development stage enterprises that are seeking startup capital and offer a variety of services to them, which they normally would not be able to afford. The Company also intends to make investments in companies, and/or development stage assets, if it determines that an investment would be appropriate.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds, and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, impairment of its interest in a mineral property, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting, except for cash flow information. The Company has elected a December 31 fiscal year end.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, related party advances, and note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and 2014 respectively.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Cash is measured at fair value using level 1 inputs.

Stock Based Compensation

For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

Mineral Property Interests

Costs of exploration and costs of carrying and retaining unproven properties are expensed as incurred. The Company considers mineral rights to be tangible assets and accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

Revenue recognition

Revenue consists of service revenue generated from management and consulting services. Revenue is recognized when services have been delivered, the amount is fixed or determinable, collection is probable and cost incurred or to incur can be measured reliably.

Reclassification

Certain prior period numbers have been reclassified to conform with current year presentation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

As at December 31, 2015 and 2014, the Company’s three shareholders had advanced $63,000 to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms.

During the year ended December 31, 2015, the Company incurred $4,000 (2014 - $2,500) in professional fees to its President, CEO and CFO.

During the year ended December 31, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a company with the President and CEO in common with the Company (Note 4).

NOTE 4 – MINERAL PROPERTY INTEREST

On December 17, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a Nevada corporation (“NCG”), to acquire all of NCG’s rights, titles and interests in and to an exploration agreement with an option to form a joint venture with Walker River Resources Corp., a Canadian public company (“WRR”), dated September 15, 2015 (the “Agreement”). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, containing the Lapon Canyon claims, which is the subject of the Agreement.

The Agreement does not grant the Company an interest in or to the Lapon Canyon claims, or any equity interest in WRR, but rather, grants the Company the right to earn up to an undivided 50% interest in the Lapon Canyon claims by incurring expenditures of US$500,000, over a two-year period, in exploration expenses in a work program established and operated by WRR on the Lapon Canyon claims and, thereafter, grants the Company an option to enter into a joint venture with WRR for further exploration and development of the Lapon Canyon claims. The Agreement also grants the Company the first right of refusal to acquire an additional 20% interest in the Lapon Canyon claims by the expenditure of additional funds and performance of additional tasks, all related to the joint venture.

Full consideration for all rights in and to the Agreement consisted of the following: payment of US$65,000 by the Company to NGC, consisting of an initial cash payment of $25,000 deposit, a cash payment of $30,000 and the balance of $10,000 paid through the issuance of 100,000 common shares of the Company issued to NGC at a price of $0.10. All consideration has been fully paid as at December 31, 2015.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2015, the Company loaned $100,000 from an unrelated party. The loan bears an interest rate of 5%, commencing on December 1, 2015. All outstanding principal and interest is due on July 31, 2016. During the year ended December 31, 2015, the Company accrued $425 in interest expense.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2015, the Company completed the following transactions:

●	On January 5, 2015, the Company issued 35,000 shares of its common stock at a price of $0.10 per share for $3,500 to individuals pursuant to its registration statement on Form S-1. Proceeds of $3,500 were received in advance, during the period ended December 31, 2014.

●	On December 17, 2015, the Company issued 100,000 shares of its common stock at a price of $0.10 per share for the acquisition of its mineral property interest (Note 4).

During the year ended December 31, 2015, the Company completed the following transactions:

●	On February 27, 2014, the Company issued 21,000,000 shares of common stock to its founders, Jeffrey Cocks, Michael Levine and BCIM Management, LP. Jeffrey Cocks and Michael Levine are the Company’s directors and Jeffrey Cocks is the Company’s sole officer. The Company issued this stock to Mr. Cocks, Mr. Levine and BCIM Management, LP in exchange for $2,100 of services rendered to the Company in its formation at a price of $0.0001 per share.

●	From October 30, 2014 to November 24, 2014, the Company issued 815,000 shares of its common stock at a price of $0.10 per share for $81,500 to individuals pursuant to its registration statement on Form S-1. Of the total proceeds, $73,000 was received during the period ended December 31, 2014, and the remaining $8,500 was received during the year ended December 31, 2015.

As at December 31, 2015, there are 21,950,000 shares of common stock outstanding.

NOTE 7 – REVENUE

During the year ended December 31, 2015, the Company provided consulting services to Walker River Resources Corp. in the amount of $4,000.

NOTE 8 – INCOME TAXES

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	2015	2014
Net loss	$(87,035)	$(69,959)
Statutory tax rate	34%	34%
Expected income tax recovery at statutory rate	(29,592)	(23,786)
Non-deductible expenditures	655	1,008
Change in valuation allowance	28,937	22,778
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2015	2014
Deferred income tax assets:
Non-capital loss carry-forward	$51,715	$22,778
Total deferred income tax assets	51,715	22,778
Less: Valuation allowance	(51,715)	(22,778)
Net deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

The Company has non-capital losses of approximately $152,000, which expire between 2034 to 2035. Tax attributes are subject to review, and potential adjustment, by tax authorities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2015.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is for the year ended December 31, 2015. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred for the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Jeffrey Cocks	52	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael Levine	66	Director

The persons named above have held their offices/positions since February 28, 2014, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Jeffrey Cocks, Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary

Jeffrey Cocks is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committees of Trinity Valley Energy Corp and Portola Resources Corp. both of which are traded on the Toronto Stock Exchange. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks has a degree from Simon Frasier University in its securities program.

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

Possible Potential Conflicts

The OTCBB on which we have our shares of common stock quoted does not currently have any director independence requirements.

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

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us. Mr. Cocks has orally agreed to limit his responsibilities at West Isle Ventures, Ltd. to providing consulting services to Canadian companies in industries that we do not intend to pursue. West Isle Ventures, Ltd. has provided consulting services to companies in a variety of industries; however, Mr. Cocks will devote his efforts with us to consult with companies in the United States and with companies in our target industries. In December 2015, Mr. Cocks presented us with an opportunity to enter into a joint venture with Nevada Canyon Gold, a Nevada corporation. Mr. Cocks also serves as a director of Nevada Canyon Gold.

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. Our directors’ term of office expires on February 28, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors’ liability insurance at such time when we have the resources to do so.

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2015 and for the period from February 27, 2014 (inception) to December 31, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeffrey Cocks, CEO, CFO and Director(1)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	700	700

Michael Levine, Director(2)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	700	700

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the year ended December 31, 2015 and for the period from February 27, 2014 (inception) through December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the fiscal year ended December 31, 2015 and for the period from February 27, 2014 (inception) through December 31, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeffrey A. Cocks CEO, CFO(1)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the year ended December 31, 2015 and for the period from February 27, 2014 (inception) through December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of February 26, 2016, we had 21,950,000 shares of common stock outstanding of which 21,000,000 is held by 3 shareholders. There is not any pending or anticipated arrangements that may cause a change in control.

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

Our office and mailing address is 316 California Avenue, Suite 543, Reno, NV 89509.

On February 28, 2014, we issued 7,000,000 shares of our common stock to Jeffrey Cocks, our chief executive officer, chief financial officer, secretary and director and 7,000,000 shares of our common stock to Michael Levine, our director. These shares were issued in exchange for services our board of directors valued at $700 and $700, respectively or $0.0001 per share. During 2014, Messrs. Cocks, Levine and Tattum each advanced us $21,000 for a total of $63,000. These shareholder advances due not bear interest and they have orally agreed not to seek repayment until we are financial able to repay the advances.

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

On December 17, 2015, the Company entered into an agreement with Nevada Canyon Gold Corporation, a Nevada corporation (“NCG”), to acquire all of NCG’s rights, titles and interests in and to an Exploration Agreement, dated September 15, 2015, with an Option to form a Joint Venture (the “Agreement”) with Walker River Resources Corp., a Canadian public company (TSX.V:WRR). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, which is the subject of the Agreement. The Lapon Canyon gold project consists of 36 claims (720 acres/292 hectares), situated about 60 kilometers south of Yerington, Nevada, in the Wasuk Range, within Mineral County. (the “Lapon Canyon Claims”).

The Agreement does not grant the Company an interest in or to the Lapon Canyon Claims, or any equity interest in WRR, but rather, grants the Company the right to earn up to an undivided 50% interest in the Lapon Canyon Claims by the expenditure of US$500,000, over a two-year period, in exploration expenses in a work program established and operated by WRR on the Lapon Canyon Claims and, thereafter, grants the Company an option to enter into a Joint Venture with WRR for further exploration and development of the Lapon Canyon Claims. The Agreement also grants the Company the first right of refusal to acquire an additional 20% interest in the Lapon Canyon Claims by the expenditure of additional finds and performance of additional tasks, all related to the venture.

Full consideration for all rights in and to the Agreement consisted of a payment of US$65,000.00 by us to NGC, which consisted of an initial cash deposit payment of $25,000, a second cash payment of $30,000 and the balance of $10,000 that we paid through the issuance of 100,000 of our restricted common shares at a price of $0.10. We have paid all the consideration.

We are a party to the Agreement by NCG’s assignment of all of its rights under the Agreement.

Jeffrey A. Cocks serves as an officer and director of both the Company and NGC and Mr. Cocks provides us with our virtual office space for no cost.

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

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the years ended December 31, 2015, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015.

	December 31, 2015	December 31, 2014

Audit Fees	$2,964	$2,500
Audit-Related Fees	$7,875	$3,000
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation
3.1.1	Certificate of Correction to Articles of Incorporation
3.1.2**	Certificate of Amendment to Articles of Incorporation
3.2	Bylaws
14.1 10.01.1* 10.01.2*	Code of Ethics Material Definitive Agreement, dated December 17, 2015 Material Definitive Exploration and Option Agreement, dated September 15, 2015
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
_______________________________
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase
*	Previously filed.
**	Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECH FOUNDRY VENTURES, INC.

March 15, 2016	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2016	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

