Form 10-Q
period 2016-03-31
Tech Foundry Ventures, Inc.
filed 2016-05-11
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196075

Tech Foundry Ventures, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	46-5152859 (I.R.S. Employer Identification No.)

316 California Avenue, Suite 543 Reno, NV (Address of Principal Executive Offices)	89509 (Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2016, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 40,300,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

TECH FOUNDRY VENTURES, INC.

Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015

ASSETS
Current Assets
Cash	$35,299	$39,027
Prepaid expenses	910	910
	36,209	39,937

Mineral property interest	65,000	65,000

TOTAL ASSETS	$101,209	$104,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$822	$1,406
Related party advances	93,000	63,000
Note payable, net with accrued interest of $1,658 and $425, respectively	101,658	100,425

	195,480	164,831

STOCKHOLDERS’ DEFICIT
Preferred Stock, Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common Stock; Authorized 100,000,000 common shares, $0.0001 par, 220,300,000 issued and outstanding as of March 31, 2016 and 219,500,000 issued and outstanding as of December 31, 2015	22,030	21,950
Additional Paid in Capital	83,070	75,150
Deficit accumulated	(199,371)	(156,994)
	(94,271)	(59,894)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,209	$104,937

The accompanying noted are an integral part of these unaudited interim financial statements.

TECH FOUNDRY VENTURES, INC.

Statements of Operations

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Operating expenses

Exploration expenses	$24,953	$-
General and administrative expenses	5,442	2,373
Professional fees	2,500	12,964
Transfer agent and filing fees	249	12,080
	33,144	27,417
Other items
Accrued interest expense	1,233	-
Corporate costs	8,000	-

Net and comprehensive loss	$(42,377)	$(27,417)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	219,508,790	212,959,470

The accompanying noted are an integral part of these unaudited interim financial statements.

TECH FOUNDRY VENTURES, INC.

Statements of Cash Flow

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
OPERATING ACTIVITIES
Cash flows used in operating activities
Net Loss	$(42,377)	$(27,417)
Adjustments to reconcile net loss to net cash used for operating activities:
Accrued interest expense	1,233	-
Share-based payment	8,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(584)	(9,069)
Net cash used by Operating Activities	(33,728)	(36,486)

FINANCING ACTIVITIES
Undeposited funds	-	8,500
Advances from related parties	30,000	-
Net cash provided by Financing Activities	30,000	8,500

Net cash decrease for the period	(3,728)	(27,987)

Cash, at beginning	39,027	81,600

Cash, at end	$35,299	$53,614

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Common stock issued for corporate name	$8,000	$-

The accompanying noted are an integral part of these unaudited interim financial statements.

TECH FOUNDRY VENTURES, INC.

Notes to the Interim Financial Statements (Unaudited)

For the three months ended March 31, 2016 and 2015

NOTE 1 - NATURE OF BUSINESS

Tech Foundry Ventures, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014.

Subsequent to period end the Company split its common stock on a 10:1 basis. All shares and per share amounts have been retroactively restated to account for the split. The outstanding share capital of the Company as at March 31, 2016 and December 31, 2015 exceeds the authorized share capital as a result of the restatement, however, prior to the stock split, the Company cancelled 180,000,0000 common shares. As a result, the actual common shares outstanding do not exceed those authorized.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

As at March 31, 2016, the Company’s three shareholders had advanced $93,000 (December 31, 2015 - $63,000) to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms.

During the three-month period ended March 31, 2016, the Company issued 800,000 shares to Nevada Canyon Gold Corporation, a Company with the President and CEO in common with the Company, to purchase its corporate name, domain name, and all related content (Note 6).

During the year ended December 31, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a company with the President and CEO in common with the Company (Note 4).

NOTE 4 – MINERAL PROPERTY INTEREST

On December 17, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a Nevada corporation (“NCG”), to acquire all of NCG’s rights, titles and interests in and into an exploration agreement with an option to form a joint venture with Walker River Resources Corp., a Canadian public company (“WRR”), dated September 15, 2015 (the “Agreement”). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, containing the Lapon Canyon claims, which is the subject of the Agreement.

The Agreement does not grant the Company an interest in or to the Lapon Canyon claims, or any equity interest in WRR, but rather, grants the Company the right to earn up to an undivided 50% interest in the Lapon Canyon claims by incurring expenditures of $500,000, over a two-year period, in exploration expenses in a work program established and operated by WRR on the Lapon Canyon claims and, thereafter, grants the Company an option to enter into a joint venture with WRR for further exploration and development of the Lapon Canyon claims. The Agreement also grants the Company the first right of refusal to acquire an additional 20% interest in the Lapon Canyon claims by the expenditure of additional funds and performance of additional tasks, all related to the joint venture.

Full consideration for all rights in and to the Agreement consisted of the following: payment of $65,000 by the Company to NGC, consisting of an initial cash payment of $25,000 deposit, a cash payment of $30,000 and the balance of $10,000 paid through the issuance of 1,000,000 Restricted common shares of the Company issued to NGC at a price of $0.01. All consideration had been fully paid as at December 31, 2015.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2015, the Company loaned $100,000 from an unrelated party. The loan bears an interest rate of 5%. All outstanding principal and interest is due on July 31, 2016.

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

Subsequent to period end the Company split its common stock on a 10:1 basis. All shares and per share amounts have been retroactively restated to account for the split. The outstanding share capital of the Company as at March 31, 2016 and December 31, 2015 exceeds the authorized share capital as a result of the restatements, however, prior to the stock split, the Company cancelled 180,000,0000 common shares. As a result, the actual common shares outstanding do no exceed those authorized.

On March 30, 2016, the Company issued 800,000 shares with a total fair value of $8,000 to purchase the intangible assets of NCG which included its corporate name and its domain name and all related content, which was expensed and included in corporate costs.

NOTE 7 – SUBSEQUENT EVENTS

On April 4, 2015, each of the Company’s three founding shareholders, tendered 60,000,000 common shares for cancellation. As a result, a total of 180,000,000 common shares were cancelled and returned to the Company’s treasury to a status of authorized but unissued. The cancelling shareholders provided a release for the benefit of the Company releasing the Company from any potential loss resulting from their cancellation.

Effective April 28, 2016, after the cancellation of shares as described above, the Company completed a 10:1 split of the its common stock. The stock split did not change the number of authorized shares of common stock of the Company, as stated in the Company’s Articles of Incorporation, as amended. The stock split did not affect the par value of the Company’s common stock. As a result, the stated capital on the Company’s balance sheet attributable to the Company’s common stock was increased proportionately based on the stock split ratio, and the additional paid-in capital account was credited with the amount by which the stated capital was increased.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three ended March 31, 2016 and 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We were incorporated under the laws of the State of Nevada on February 27, 2014 with fiscal year end in December 31. We are a development stage enterprise that seeks to become a consulting service company, to provide management and consulting services to early and middle stage start-ups. Since beginning operations in March 2014, we have not been engaged by any start-ups to provide any services and we have accumulated losses in the amount of $199,371 as of March 31, 2016. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

As of March 31, 2016, we had $35,299 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next six months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2016, the Company borrowed $93,000 from its three founding shareholders.

Management believes that if subsequent private placements are successful, we will generate revenues within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited on Form 10K for the year ended December 31, 2015.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues. We had no revenues for the three months ended March 31, 2016 or for the comparable period in 2015.

Operating expenses. Operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. In total, operating expenses increased $5,727, or 20.89%, to $33,144 for the three months ended March 31, 2016 compared to $27,417 for the comparable period in 2015. The components of operating expenses are discussed below.

●	Exploration expenses increased by $24,953, or 100.00%, to $24,953 for the three-months ended March 31, 2016 compared to $0 for the comparable period in 2015. The increase is due to the Company’s investment in its joint venture with Walker River Resources Corp.

●	General and administrative expenses increased $3,069, or 129.33%, to $5,442 for the three months ended March 31, 2016 compared with $2,373 for the comparable period in 2015. The increase is primarily attributable to an increase of travel and entertainment expenses.

●	Professional fees decreased $10,464, or 80.72%, to $2,500 for the three months ended March 31, 2016 compared with $12,964 for the comparable period in 2015. The decrease is attributable to a $10,000 decrease in legal fees and a $464 in decrease in accounting fees.

●	Transfer agent and filing fees increased $11,831, or 97.94%, to $249 for the three months ended March 31, 2016 compared with $12,080 for the comparable period in 2015. The decrease is primarily attributable to the reduction in transfer agent fees that were previously incurred in engaging the Company’s transfer agent.

Net loss. Our net loss increase $14,960, or 54.56%, to $42,377 for the three months ended March 31, 2016 compared to $27,417 for the comparable period in 2015. The increase is primarily attributable to the operating expenses discussed above plus the one-time write off of our intangible asset due to impairment.

Liquidity and Capital Resources. From February 2014 to December 31, 2015, our three founding shareholders loaned us $63,000 and, in January 2016, one of our founding shareholders loaned us an additional $30,000. These advances are interest-free and our lenders have orally agreed to defer repayment until we are financial able to repay the advances. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $101,209 as of March 31, 2016, consisting of $35,299 in cash. Our working capital deficit was $159,271 as of March 31, 2016.

Our total liabilities are $195,480 as of March 31, 2016, which includes $822 of accounts payable and $93,000 in advances from shareholders and $101,658 in notes payable.

As of March 31, 2016, our total stockholders’ deficit is $94,271 and we have an accumulated deficit of $199,371.

Our net cash used in operating activities decreased $2,758, or 7.56%, to $33,728 for the three months ended March 31, 2016 compared with $36,486 for the comparable period in 2015. The decrease is attributable to an increase in our net loss offset by accrued interest expense and the impairment of our intangible asset and a decrease in our accounts payable and accrued liabilities.

We had no cash provided by investing activities for the three months ended March 31, 2016 or for the comparable period in 2015.

Our cash provided by financing activities increased $21,500, or 252.94%, to $30,000 for the three months ended March 31, 2016 compared with $8,500 for the comparable period in 2015. The increase is attributable to $30,000 in common stock issued for cash.

We do not have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2016.

Plan of Operation

We were incorporated in the State of Nevada on February 27, 2014. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. From inception to November 2015, we did not make any significant purchase or sale of assets. On December 17, 2015, we acquired an exploration agreement with option to form a joint venture with Walker River Resources, from Nevada Canyon Gold, which required a $65,000 investment from us. The investment consisted of $55,000 in cash and the issuance of 1,000,000 shares of restricted common stock valued at $0.01 per share, or $10,000. We are a startup company that has only generated $4,000 in revenues.

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

Establish our Office and Joint Venture (JV) Exploration Expenditures

Time Frame: 1st- 3rd months.

Material costs: minimum $2,500.

JV Expenditures: minimum $60,000.

In the first quarter of 2016, we set up a virtual office in Reno, NV, that one of our directors provides to us without any expense on our part. Our sole officer and one of our directors, Jeffrey Cocks, will take care of our initial administrative duties. Mr. Cocks intends to visit the Reno office monthly. During the times Mr. Cocks not in Reno, NV, he will operate out of his residence in Canada.

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

Expand Our Website and Joint Venture (JV) Exploration Expenditures

Time Frame: 3rd-6th months.

Material costs: $3,000.

JV Expenditures: minimum $60,000.

In the second quarter of 2016, we plan set up a physical virtual office in Reno, NV, where we currently operate from a virtual office that one of our directors provides to us without any expense on our part. We then intend to acquire the necessary equipment to continue operations. We plan to purchase or lease office equipment such as PC, telephones, fax, office supplies and furniture. Our sole officer and one of our directors, Jeffrey Cocks, will take care of our initial administrative duties. We believe that it will cost at least $2,500 to set up office and obtain the necessary equipment and stationery to continue operations. Once our office is set up, we intend to begin expanding our website. Our sole officer and one of our directors, Jeffrey Cocks, will be in charge of overseeing the expansion of our website and the services we intend to offer. The website expansion costs, including enhanced site design and implementation will be approximately $3,000. Updating and improving our website will continue throughout the lifetime of our operations.

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

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. To date, we have raised $85,000 from our initial public offering, $8,000 from the sale of our common stock in a private placement, and $100,000 from the issuance of a nine-month Promissory Note:

Description	Expenses

SEC reporting and compliance	$15,000
Establishing and office	2,500
Website expansion	3,000
Marketing and advertising	25,000
JV Expenditures	250,000
Other expenses	54,000

Total	$349,500

We anticipate that the minimum capital necessary to fund our planned operations in this case for the 12-month period will be approximately $300,000 to $350,000 depending on the availability of funds and will be used for general administrative expenses, business development, marketing costs, continue to fund the exploration expenditures and fulfill our obligations under the Exploration Agreement with WRR and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future, if necessary. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole officer and director, our other director or our shareholders. Mr. Cocks, our sole officer and director, Mr. Levine, our other director and BCIM Management, LP, have already advanced us $93,000 as of March 31, 2016. However, our existing shareholders have no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

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

TECH FOUNDRY VENTURES, INC.

May 10, 2016	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)