Form 10-Q
period 2016-09-30
Nevada Canyon Gold Corp.
filed 2016-11-14
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196075

NEVADA CANYON GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization) 316 California Avenue, Suite 543 Reno, NV (Address of Principal Executive Offices)	46-5152859 (I.R.S. Employer Identification No.) 89509 (Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2016, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,050,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

(Formerly Tech Foundry Ventures, Inc.)

Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$107,730	$39,027
Prepaid expenses	12,782	910
	120,512	39,937
Mineral property interest	65,000	65,000
TOTAL ASSETS	$185,512	$104,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,200	$1,406
Related party advances	93,000	63,000
Note payable	-	100,425
	101,200	164,831

Stockholders' Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,050,000 issued and outstanding as of September 30, 2016 and 219,500,000 issued and outstanding as of December 31, 2015	4,405	21,950
Additional paid in capital	475,695	75,150
Accumulated deficit	(395,788)	(156,994)
	84,312	(59,894)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$185,512	$104,937

The accompanying notes are an integral part of these unaudited interim financial statements.

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$-	$3,000	$-	$4,000
Operating expenses
Exploration expenses	114,329	-	153,453	-
General and administrative expenses	22,986	203	37,583	4,452
Professional fees	3,924	8,125	30,101	27,214
Transfer agent and filing fees	4,024	3,565	9,576	17,748
	(145,263)	(11,893)	(230,713)	(49,414)

Other items
Accrued interest recovery (expense)	2,412	-	(81)	-
Share-based payment	-	-	(8,000)	-

Net and comprehensive loss	$(142,851)	$(8,893)	$(238,794)	$(45,414)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	44,050,000	218,500,000	103,828,284	218,493,590

 The accompanying notes are an integral part of these unaudited interim financial statements.

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
OPERATING ACTIVITIES
Cash flows used in operating activities
Net loss	$(238,794)	$(45,414)
Adjustment to reconcile net loss to net cash used by operating activities:
Accrued interest expense	81	-
Share-based payment	8,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,794	(9,517)
Prepaid expenses	(11,872)	-
Net cash used by operating activities	(235,791)	(54,931)

FINANCING ACTIVITIES
Subscription deposits	-	(3,500)
Undeposited funds	-	8,500
Common stock	375,000	3,500
Related party advances	30,000	-
Repayment of note payable	(100,506)	-
Net cash provided by financing activities	304,494	8,500

Net increase (decrease) in cash	68,703	(46,431)
Cash, at beginning	39,027	81,600
Cash, at end	$107,730	$35,169

Supplemental cash flow information:
Cash paid for interest	$506	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Common stock issued for corporate name	$8,000	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Notes to the Interim Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2016 and 2015

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has only recently begun its exploration operations and has not generated or realized any revenues from these business operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Advances due to the Chief Executive Officer (“CEO”)	$51,000	$21,000
Advances due to a director	21,000	21,000
Advances due to a major shareholder	21,000	21,000
Related party advances	$93,000	$63,000

As at September 30, 2016, the Company’s three shareholders had advanced $93,000 (December 31, 2015 - $63,000) to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms.

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

During the nine month period ended September 30, 2016, the Company issued 800,000 shares with a fair value of $8,000 to Nevada Canyon Gold Corporation, a Company with the President and CEO in common with the Company, to purchase its corporate name, domain name, and all related content (Note 6).

During the year ended December 31, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a company with the President and CEO in common with the Company (Note 4).

NOTE 4 – MINERAL PROPERTY INTEREST

On December 17, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a Nevada corporation (“NCG”), to acquire all of NCG’s rights, titles and interests in and into an exploration agreement with an option to form a joint venture with Walker River Resources Corp., a Canadian public company (“WRR”), dated September 15, 2015 (the “Agreement”). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, containing the Lapon Canyon claims, the subject of the Agreement.

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

During the nine month period ended September 30, 2016, the Company incurred exploration expenses totaling $153,453 (2015 – $Nil) on the Lapon Canyon claims.

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2015, the Company borrowed $100,000 (the “Loan”). The Loan bore an interest rate of 5%, with all outstanding principal and interest due on July 31, 2016. On August 1, 2016, the Company renegotiated the terms of the Loan, extending the maturity date to August 2, 2016, and reducing the interest rate to 0.75%. The Company repaid the Loan and accrued interest totaling $100,506 in accordance with the new terms on August 2, 2016. Accordingly, the Company recognized a recovery of interest expense totaling $2,837 as a result of the reduced interest rate.

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

On April 28, 2016, the Company split its common stock on a 10:1 basis. All shares and per share amounts have been retroactively restated to account for the split. The outstanding share capital of the Company as at December 31, 2015, exceeded the authorized share capital as a result of the forward split, however, prior to the stock split, on April 4, 2016, the Company cancelled 180,000,000 common shares held by three founding shareholders of the Company. As a result, the actual common shares outstanding at December 31, 2015, did not exceed those authorized.

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

On April 4, 2016, each of the Company’s three shareholders tendered 60,000,000 shares (6,000,000 pre-split shares) of common stock for cancellation (Note 3). As a result, a total of 180,000,000 shares of common stock were cancelled and returned to the Company’s treasury to a status of authorized but unissued. The cancelling shareholders provided a release for the benefit of the Company releasing the Company from any potential loss resulting from their cancellation.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2016 and 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

General

We are an exploration stage Company. We have only recently begun our exploration operations and have not generated or realized any revenues from these business operations.

We are a party to an Exploration Agreement (the “Agreement”) with Option to form a Joint Venture with Walker River Resources Corp. (“WRR”) on its wholly-owned Lapon Canyon Gold Project (“Lapon Canyon Project”, or “the Property”) located approximately 40 miles southeast of Yerington, Nevada. The Agreement does not grant us an interest in or to the Property, or any equity interest in WRR, but rather, grants us the right to earn up to an undivided 50% interest in the Property by incurring eligible expenditures of $500,000 (over a two-year period) in exploration and other expenses required to carry out a work program established and operated by WRR on the Property (the “Eligible Expenses”). Thereafter, the Agreement grants us an option to enter into a joint venture with WRR for further exploration and development of the Property.

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

We do not intend to hire employees at this time. All of the work on the Property will be conducted by WRR, who will be responsible for surveying, geology, engineering, exploration, and excavation, and we will be responsible for paying all of the expenses incurred in such activities. Walker River will be solely responsible for conducting the exploration stage operations, and we will pay the expense of such operations, all devoted to exploration. Once we have paid $250,000 in Eligible Expenses, we will have earned our 25% in the Property, and once we have paid an additional $250,000, we will have earned an additional 25% interest, for a total 50% in the Property. On October 15, 2016, we have incurred required $250,000 in Eligible Expenses, and earned the 25% interest to the Property.

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

If we are unable to complete any phase of exploration because we don’t have enough funds, we will cease activities until we raise more money. At the present time, we have made arrangements to raise the additional funds required to do advanced exploration but not to place our Property into production. If we need additional cash and cannot raise it,we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no financing plans.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2016 and 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

	Three months ended September 30,		Changes between	Nine months ended September 30,		Changes between
	2016	2015	the periods	2016	2015	the periods

Revenue	$-	$3,000	$(3,000)	$-	$4,000	$(4,000)
Operating expenses
Exploration expenses	114,329	-	114,329	153,453	-	153,453
General and administrative expenses	22,986	203	22,783	37,583	4,452	33,131
Professional fees	3,924	8,125	(4,201)	30,101	27,214	2,887
Transfer agent and filing fees	4,024	3,565	459	9,576	17,748	(8,172)
Total operating expenses	(145,263)	(11,893)	(133,370)	(230,713)	(49,414)	(181,299)
Other items
Accrued interest recovery (expense)	2,412	-	2,412	(81)	-	(81)
Share-based payment	-	-	-	(8,000)	-	(8,000)
Net and comprehensive loss	$(142,851)	$(8,893)	$133,958	$(238,794)	$(45,414)	$193,380

Revenues. We had no revenues for the three and nine months ended September 30, 2016. During the comparable period we have recorded $4,000 in consulting fees we received from our consulting agreement with a client. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three month period ended September 30, 2016, our operating expenses increased by $133,370, or 1,121%, to $145,263 for the three months then ended, compared to $11,893 for the comparable period in 2015. This change was mainly associated with an exploratory drilling program (the “Exploration Program”) we commenced on the Lapon Canyon claims, which was required under our Agreement with WRR to earn a 50% interest in a joint venture. During the three month period ended September 30, 2016 we recorded $114,329 in exploration expenses directly associated with the Exploration Program.

During the nine month period ended September 30, 2016, our operating expenses increased by $181,299, or 367%, to $230,713 for the nine months ended September 30, 2016 compared to $49,414 for the comparable period in 2015.

The most significant year-to-date changes included the following:

●	Our exploration expenses increased by $153,453 or 100%, to $153,453 for the nine months ended September 30, 2016. The increase was due to the exploration expenses associated with the Exploration Program we were required to carry out in order to earn a 50% interest in a joint venture with WWR.

●	General and administrative expenses increased by $33,131, or 744%, to $37,583 for the nine months ended September 30, 2016 compared with $4,452 for the comparable period in 2015. The increase was primarily attributable to an increase in travel and entertainment expenses, as well as investor relation activities and consulting fees.

●	Professional fees increased by $2,887, or 11%, to $30,101 for the nine months ended September 30, 2016 compared with $27,214 for the comparable period in 2015. The increase was associated with increased overall business activity.

●	Transfer agent and filing fees decreased by $8,172, or 46%, to $9,576 for the nine months ended September 30, 2016 compared with $17,748 for the comparable period in 2015. The decrease was primarily attributable to the reduction in transfer agent fees that were previously incurred in engaging the Company’s transfer agent.

Net loss. Our net loss increased by $133,958, or 1,506%, to $142,851 for the three months ended September 30, 2016 compared to $8,893 for the comparable period in 2015. The increase was primarily attributable to the operating expenses discussed above, which was in part offset by $2,412 in recovery of interest we accrued on a $100,000 note payable we issued to an arms-length party (“Note Payable”) following our renegotiation of the interest rate and repayment terms of the Note Payable.

Our net loss increased by $193,380, or 426%, to $238,794 for the nine months ended September 30, 2016 compared to $45,414 for the comparable period in 2015. The increase was primarily attributable to the operating expenses discussed above plus a one-time $8,000 share-based payment to purchase intangible assets of NCG which included its corporate name and its domain name and all related content, as well as $81 in interest accrued on the Note Payable.

Liquidity and Capital Resources.

Working capital	September 30, 2016	December 31, 2015

Current assets	$120,512	$39,937
Current liabilities	101,200	164,831
Working capital (deficit)	$19,312	$(124,894)

As of September 30, 2016, we had a cash balance of $107,730, and working capital of $19,312 with cash flows used in operations totaling $235,791 for the period then ended. During the nine month period ended September 30, 2016, we funded our operations with proceeds from a private placement for gross proceeds of $375,000, and with $30,000 interest-free advances we received from our related parties.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine month period ended September 30, 2016. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities	$(235,791)	$(54,931)
Cash flows provided by financing activities	304,494	8,500
Net increase (decrease) in cash during the period	$68,703	$(46,431)

Net cash used in operating activities: Our net cash used in operating activities increased by $180,860, or 329%, to $235,791 for the nine months ended September 30, 2016, compared with $54,931 for the comparable period in 2015. During the nine months ended September 30, 2016 we used $230,713 to cover our cash operating costs, and to increase our prepaid expenses by $11,872. These uses of cash were offset by increase in our accounts payable of $6,794.

During the nine months ended September 30, 2015 we used $45,414 to cover our cash operating costs and $9,517 to decrease our accounts payable.

Net cash provided by financing activities: Our net cash provided by financing activities increased by $295,994, or 3,482%, to $304,494 for the nine months ended September 30, 2016 compared with $8,500 for the comparable period in 2015. We received $375,000 in gross proceeds from a private placement for 3,750,000 shares of our common stock at $0.10 per share, which we closed on June 21, 2016. We received $30,000 advance from our CEO and President free of interest and payable on demand.

On August 1, 2016, we renegotiated the terms of the Note Payable, extending the maturity date to August 2, 2016, and reducing the interest rate to 0.75%. We repaid the Note Payable and accrued interest totaling $100,506 in accordance with the new terms on August 2, 2016.

During the nine months ended September 30, 2015, we received $8,500 in subscriptions to the shares of our common stock.

During the nine months ended September 30, 2016 and 2015, we did not have any investing transactions that would have effected our cash flows.

Going Concern

At September 30, 2016, we had a working capital of $19,312 and cash on hand of $107,730, which is not sufficient enough to carry out our current plan of operation, however we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forwards that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2016.

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

The Agreement does not grant us an interest in or to the Property, or any equity interest in WRR, but rather, grants us the right to earn up to an undivided 50% interest in the Property by incurring $500,000 (over a two-year period) in eligible exploration and other expenses required to carry out an Exploration Program established and operated by WRR on the Property (the “Eligible Expenses”). Once we have paid $250,000 in Eligible Expenses, we will have earned a 25% interest in the Property, with further $250,000, granting us the remaining 25% interest, for a total 50% in the Property. Thereafter, the Agreement grants us an option to enter into a joint venture with WRR for further exploration and development of the Property.

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

As of September 30, 2016, we have incurred $236,010 in Eligible Expenses on the Exploration Program, of which $153,453 were associated with mineral exploration expenses on the Property. On October 15, 2016, we have incurred required $250,000 in Eligible Expenses, and effectively earned the 25% interest to the Property.

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

We believe the following is among the most critical accounting policies that impact our financial statements:

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the nine months ended September 30, 2016.

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

(b)	Changes in Internal Controls over Financial Reporting

During the nine month period ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01-2	Exploration and Option Agreement, dated September 15, 2015 (1)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2016.

 * Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

November 14, 2016	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

