Form 10-K
period 2016-12-31
Nevada Canyon Gold Corp.
filed 2017-03-21
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 8, 2017, based upon the last sale price of the common stock of such date: $2,152,500

The number of shares of the registrant’s common stock issued and outstanding as of March 20, 2017 was 44,050,000.

ii

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business". In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated under the laws of the State of Nevada on February 27, 2014, with fiscal year end in December 31, under the original name Tech Foundry Ventures, Inc. On April 28, 2014, we filed a Certificate of Correction to our Articles of Incorporation to correct a typographical error in our Articles of Incorporation to state that the total number of authorized shares were 110,000,000, $0.0001 par value rather than 100,000,000, $0.001 par value. On March 3, 2016, our Board and majority shareholders approved an amendment to our Articles of Incorporation by adding Articles Twelve through Fourteen, which, in summary: (i) grants the board the right to amend, alter, change or repeal any provision in the Articles; (ii) authorizes the Board, without the consent of the shareholders, to adopt any recapitalization affecting the outstanding securities by effecting a forward or reverse splits of all of the outstanding securities, provided the recapitalization does not require any amendment to the Articles; and (iii) authorizes the Board to change our name without shareholder approval. On July 6, 2016, we changed our name to Nevada Canyon Gold Corp.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We were a consulting service company, which provided management and consulting services to early and middle stage start-ups. We were engaged by our first client in June 2015. In December 2015, we changed our business to mineral exploration, when we acquired all of Nevada Canyon Gold Corporation’s - a privately held Nevada corporation (“NCG”) - rights, titles and interests in and to an exploration agreement, dated for reference September 15, 2015, with an option to form a joint venture (the “Agreement”) with Walker River Resources Corp., a Canadian public company (TSX.V:WRR) on its wholly-owned Lapon Canyon Gold Project (“Lapon Canyon Project”, or “the Property”).

To acquire full consideration for all rights in and to the Agreement we paid NCG $65,000, which consisted of an initial cash deposit payment of $25,000, and a second cash payment of $30,000; the balance of $10,000 was paid through the issuance of 1,000,000 of our restricted common shares at a price of $0.01 per common share.

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

We have had limited operations and have limited financial resources having raised $85,000 in our initial public offering and further $375,000 through our private placement offering completed on June 21, 2016. Our auditors have expressed substantial doubt about our ability to continue as a going concern. As of December 31, 2016, we had accumulated losses in the amount of $436,503, and incurred $278,834 in Eligible Expenses associated with the exploration program as required under the Agreement. In order to maintain our interest, we are required to invest an additional $221,166 over the next year. We had $51,789 in cash with working capital deficit of $39,403, therefore we believe that our present capital is not sufficient to cover our budgeted expenditures for the next 12 months. As such, we plan to support our operations including the exploration program through additional equity or debt financing; however, there can be no assurance that we will be successful in our efforts to raise additional capital.

On February 28, 2014, we issued 210,000,000 shares (70,000,000 common shares each) of our $0.0001 par value common stock, valued at $0.0001 per share, to our three founders, Jeffrey Cocks, our Chief Executive Officer, Michael Levine, our director, and BCIM Management, LP, in exchange for their services associated with our formation, organization, and development of our business model and website. Our board of directors valued these services at $0.0001 per share, or $700, respectively. On April 4, 2016, our founders tendered 180,000,000 shares of common stock for cancellation (60,000,000 shares each). These shares were cancelled and returned to the Company’s treasury to a status of authorized but unissued.

On April 28, 2016, we split our common stock on a 10:1 basis without affecting the par value. All shares and per share amounts have been retroactively restated to account for the split.

Our principal business, executive and registered statutory office is located at 316 California Avenue, Suite 543, Reno, NV 89509 and our telephone number is (888) 909-5548, fax is (888) 909-1033 and email contact is info@nevadacanyongold.com. Our website address is www.nevadacanyongold.com.

Business

We are an exploration stage Company and only recently begun our exploration operations.

We are a party to an Agreement with option to form a joint venture with Walker River Resources Corp. on its wholly-owned Lapon Canyon Gold Project located approximately 40 miles southeast of Yerington, Nevada. The Agreement does not grant us an interest in or to the Property, or any equity interest in WRR, but rather, grants us the right to earn up to an undivided 50% interest in the Property by incurring eligible expenditures of $500,000 (over a two-year period) in exploration and other expenses required to carry out a work program established and operated by WRR on the Property (the “Eligible Expenses”). Thereafter, the Agreement grants us an option to enter into a joint venture with WRR for further exploration and development of the Property.

Even if we complete our current exploration programs and are successful in identifying a mineralized deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, called a reserve.

We commenced exploration of the Property in early 2016 with what we anticipated is sufficient funding for approximately one year of operations. In order to continue our exploration activities we will be required to source additional cash through equity or debt financing, or by borrowing the funds from our management. We did not buy or sell any significant equipment during the past twelve months and do not anticipate buying or selling any significant equipment in the following 12 months either. If we find mineralized materials in the Property, we have no intention to develop the reserves ourselves, but rather, we will attempt to find a mining operations company to whom we can sell the property or with whom we can enter into a business arrangement to put the ore deposit into operation.

We do not intend to hire employees at this time. All of the work on the Property is being conducted by WRR, who is responsible for surveying, geology, engineering, exploration, and excavation, and we are responsible for paying all of the expenses incurred in such activities. As of October 15, 2016, we have incurred required $250,000 in Eligible Expenses, and earned the 25% interest to the Property. Once we have paid an additional $250,000, we will have earned an additional 25% interest, for a total 50% in the Property.

One of our directors is present on the Property as a representative for the Company during most exploration operations. If we hire an independent geologist, he/she will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Mineral property exploration is typically conducted in phases. We began our exploratory drilling campaign to determine if there is sufficient mineralization on the property to warrant continued exploration and development activities. We estimate the cost of the drilling, shipping samples, as well as geological mapping, rock chip sampling, grid establishment, hiring geologists, and soil sampling, to be approximately $500,000, which is the amount we expect to pay in order to acquire a 50% interest in the Property.

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

Lapon Canyon Gold Project

Location and means of access

The Lapon Canyon Gold Project (the “Lapon Project”, or the “Property”) consists of 36 claims (720 acres) situated in the Wassuk Range, easily accessible by secondary state roads from the main highway (40 miles) south of Yerington, Nevada. A state grid power transmission line passes within 2 miles of the Property.

Geology and Mineralization

The Lapon Project is located within the Walker Lane shear zone, a 60 mile wide structural corridor extending in a southeast direction from Reno, Nevada. Within this trend, numerous gold, silver, and copper mines are located, notably the historic Comstock Lode mines in Virginia City, the past producing Esmeralda/Aurora gold mine, with reported production of some one million ounces, as well as the Anaconda open pit copper mine in Yerington. Nevada Copper’s new mine, Pumpkin Hollow, is also located within the Wassuk Range about 15 miles north of Lapon.

The Lapon project is cut by a series of steeply dipping cross fault structures cutting across the Walker trend, analogous to other cross fault structures responsible for many gold and base metal deposits in the world. These faults are heavily sheared and altered (sericite, iron oxides) with abundant silica. They vary in width from 200 to 1000 feet. Four of these structures have been discovered at Lapon, and at least two can be traced for over three miles. Gold mineralization is located within echelon structures within these faults. At least one of these shear zones, the Lapon Rose zone was the site of underground development, and shows a minimum strike length of 3 miles, has a width of over 200 feet and has a vertical extent of at least 2000 feet.

Exploration history

Small scale high grade mining began on the project in 1914. Approximately 2000 feet of drifts and raises were developed from two adits and a two-stamp mill was built. Further limited underground work was carried out, returning numerous assay values in the range of one ounce per ton, with a sample at the end of an adit returning 20.6 ounces per ton. (National Instrument 43-101, Montgomery and Barr, 2004).

2015 Exploration program

Walker River Resources Corp. began its initial exploration work in April 2015 with significant exploration progress made during 2015. Within the upper Lapon Rose Zone, gold mineralization in the form of Visible Gold was noted in two different locations within the upper adit. Due to intense alteration and shearing the on-site identification was found to be rather difficult; the samples were cut and studied using a microscope. The assays confirmed that the in situ rock is Porphyry, in all probabilities, a quart monzonite intrusive. Copper mineralization, in the form of malachite and chalcopyrite, has also been identified within the Lapon Rose Zone.

During the same exploration program a newly discovered shear/altered zone was discovered some 2000 feet east of the Lapon Rose Zone. Evidence of mining activities within this previously unknown zone were discovered with evidence of a collapsed mine portal.

Finally, another shear zone, some 3300 feet west of the Lapon Rose Zone, shows intense iron oxide mineralization and silicification, with the presence of a previously unknown adit into the center of this zone.

In the end of 2015, Walker River Resources Corp. completed an initial 5-hole reverse circulation (“RC”) drill program totalling 2500 feet on the Lapon Canyon Gold Project. The drill program was designed to test and confirm mineralization in an around the historical workings and mining on the Lapon Gold Project. The initial drill results confirmed the potential for the emplacement of significant gold mineralization on the Lapon Project.

2016 Exploration Program

During 2016, we completed a 9-hole RC drill program totaling 3400 feet on the Lapon Project. The drill program was designed to build on the results received from the 2015 drill program carried out by Walker River Resources Corp. continuing to test and confirm mineralization in and around the historical workings and mining on the Lapon Project.

RC drill hole LC 16-10 was designed to verify the position of previously reported, presently inaccessible mined out area. The drill hole successfully intersected the mined-out stope at the reported location and verified the width at some 26 feet at a depth of 223 feet. It is significant that the gold mineralization encountered in LC 16-10 was encountered from 180.12 to 220.14 feet, only 2.62 feet from the stope.

The additional drill results from the 2016 drill program continue to confirm the potential for the emplacement of significant gold mineralization on the Lapon Project.

Sampling Methodology, Chain of Custody, Quality Control and Quality Assurance

All sampling was conducted under the supervision of our project geologists and the chain of custody, from the drill to the sample preparation facility, was continuously monitored. A blank or certified reference material was inserted approximately every tenth sample. The Lapon samples were delivered to ALS Minerals certified laboratory facility in Reno, NV. The samples were crushed, pulverized and the sample pulps digested and analyzed for gold using fire assay fusion and a 50g gravimetric finish. Higher grade samples used a 1kg screen fire assay with screen to 100 microns and 50g gravimetric finish.

Competition

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners, and for resources such as professional geologists, camp staff, helicopters and mineral exploration contractors and supplies. We do not represent a competitive presence in the industry.

Raw materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available from a variety of local suppliers.

Dependence on Customers

As a junior exploration company, we have no customers.

Trademarks and Patents

We have no intellectual property such as patents or trademarks, and, other than the obligation under our option to acquire an interest in the Lapon Canyon Project that we discussed under the “Business” section, no royalty agreements or labor contracts.

Need For Any Government Approval of Principal Products or Services

We are not required to obtain permits or submit operational plans in order to conduct exploration on the Lapon Project. The mining business, however, is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. We cannot predict what additional legislation or revisions might be proposed that could affect our business or when any proposals, if enacted, might become effective. Such changes, however, could require more operating capital and expenditures and could prevent or delay some of our operations.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations. For mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclaiming and rehabilitating mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time. As we are not mining or processing, and are unlikely to do so for some years, we have not investigated these regulations.

None of the exploration work that we have completed to date requires an environmental permit, however, we must ensure timely repair of any damage done to the land during exploration.

We believe that we are in substantial compliance with all material government controls and regulations on the Lapon Project.

Research and Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to devote 10 hours per week in 2017.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. Neither our sole officer nor our directors are party to any legal proceeding or litigation. None of our directors or our sole officer have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 1A. Risk Factors.

We are subject to those financial risks generally associated with early stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the mining and exploration industry.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected. We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this Annual Report.

We are an exploration stage company that was incorporated on February 27, 2014 and for the period from February 27, 2014 (inception) through December 31, 2016, we only generated $4,000 in revenues from our consulting services, which we terminated in December 2015. We have a limited operating history upon which an evaluation of our future prospects can be made. From February 27, 2014 (inception) to December 31, 2016, we have incurred a net loss of $436,503. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the mining and mineral exploration industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors. Based upon current plans, we expect to incur losses in future periods as we incur expenses associated with our exploration program. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares.

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

Our auditor’s report on December 31, 2016, financial statements express an opinion that substantial doubt exits as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See "Audited Financial Statements – Auditors Report.”

We had a net loss of $297,509 for the year ended December 31, 2016. Our future is dependent upon our ability to obtain financing and upon future profitable operations. We plan to seek additional funds through private placements of our common stock which may result in substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Jeffrey Cocks, our president and director, and Michael Levine, a director. The loss of our officer and directors, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any officer/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been, and continue to expect to be able to commit approximately 10 hours per week of their time, to the continued implementation of our business plan. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to continue to implement our business plan resulting in the business failure.

We do not maintain key person life insurance on our officer and directors.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2016, we had $51,789 in cash on hand and $131,797 in assets. From April 2014 to December 31, 2016, our initial three shareholders have advanced us $98,000 to cover our working capital expenses. We have raised $85,000 in our initial public offering and $375,000 in private placement. If we are unable to develop our business or secure additional funds our business would fail and our shares may be rendered worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the exploration programs that we may plan could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing. We anticipate our revenues to be derived from the sale of ore, which could suffer if customers are suffering from the economic downturn. During weak economic conditions, we may not experience any growth if we are unable to obtain financing to enable us to continue our planned operations.

Because Jeffrey Cocks, our officer and director and Michael Levine, our director, reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against Messrs. Cocks and Levine, or to enforce a judgment rendered by a United States court against Messrs. Cocks and Levine.

While our principal office and operations are located in the United States, Mr. Cocks, our officer and director and Mr. Levine, our director, are non-residents of the United States. Therefore, it may be difficult to effect service of process on Messrs. Cocks and Levine in the United States, and it may be difficult to enforce any judgment rendered against Messrs. Cocks and Levine. As a result, it may be difficult or impossible for an investor to bring an action against Messrs. Cocks and Levine in the event that an investor believes that such investor’s rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, it is uncertain whether the laws of Canada may enable that investor to enforce a judgment against the assets of Messrs. Cocks and Levine. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders, compared to shareholders of a corporation whose officers and directors reside within the United States.

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

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this Annual Report on Form 10-K, we have earned minimal revenue. Failure to generate additional revenue will cause us to go out of business, which will result in the complete loss of investment.

We do not have any intellectual property and, if we develop any, may not be able to adequately protect it from infringement by third parties.

Our business plan is significantly dependent upon results of our exploration activities on the Lapon Canyon Gold Property. We do not currently have any intellectual property. In the event that we develop intellectual property in the future, there can be no assurance that we will be able to control all of the rights for all of our future intellectual property or trade secrets that we may develop. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon these future intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any future intellectual property or successfully prosecute potential infringement of any future intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights that we may obtain, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect any future intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

Our officer and directors may have conflicts in allocating their time to our business.

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

We have only two directors one of whom holds all of our officer positions. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have two directors, they have significant control over all corporate issues. We do not have an audit or compensation committee comprised of independent directors. Our two directors performing these functions are not independent directors. Thus, there is a potential conflict in that our directors are also engaged in management and participate in decisions concerning management compensation and audit issues that may affect management performance.

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

As an “Emerging Growth Company” under The Jobs Act, we are permitted to rely on exemptions from certain disclosure requirements

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;" and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

RISKS RELATING TO OUR JOINT VENTURE AND THE GOLD MINING INDUSTRY

No known reserves.

The probability of a mining claim having the necessary quantity and quality of ore to result in a profitable mining operation is uncertain and our claims, even with large investments by us, may never generate a profit.

We are dependent upon the successful exploration of our mining property and the discovery of valuable mineralization on the property for success. All anticipated future revenues would come directly or indirectly from the Lapon Canyon Project (the “Property”). Should we fail to locate economically extractable mineralization on our property, or enter into an agreement to option and sell our interests to mining production Company, we will have no revenue and our business will fail.

Mineral deposit estimates are imprecise and subject to error.

Mineral deposit estimation calculations, when made, may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from any original estimations. The Lapon Canyon Project has no known ore reserves. Despite future investment in exploration activities, there is no guarantee our joint venture partner will locate a commercially viable ore deposit or reserve. Most exploration projects do not result in discovery of commercially viable and mineable ore deposits. With little capital available, it may have to limit its exploration, which decreases the chances of finding a commercially viable ore body. Even if potentially promising mineralization is identified, the Lapon Canyon Project may not be put into production due to many factors, including high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If the exploration activities do not suggest a commercially successful prospect, then our joint venture partner may altogether abandon plans to pursue efforts to develop the property.

The Joint Venture’s future operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In the U.S., all mining is regulated by Federal and State level government agencies. Obtaining licenses and permits from these agencies as well as an environmental impact study for each mining property must be completed before starting mining activities. These are expensive and affect the timing of operations. Pollution can be anticipated with mining activities. If our joint venture partner is unable to comply with current or future regulations, this may expose the joint venture to fines, penalties and litigation that could cause the joint venture business to fail.

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

There is no assurance our joint venture partner will be successful in its proposed mining exploration activities. Our joint venture financial performance depends on the successful operation of its proposed exploration activities, which are being conducted by Walker River and partially (50%) paid for by us if we are able to fulfill the terms of our agreement with them, which requires us to invest $500,000 over a two-year period. The cost of operation and maintenance and the results of the proposed activities may be adversely affected by a variety of factors, including the following:

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

We do not expect positive cash flow from the joint venture operations for the foreseeable future. Completion of the exploration, permitting, and other work required before determining that a mineral deposit can be placed into production can take over 10 years in the best of circumstances. There is no assurance that actual cash requirements will not exceed the joint venture’s estimates. In particular, additional capital may be required in the event that:

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

Our joint venture partner is currently conducting its exploration of the Property on the basis of estimated exploration costs. If its exploration costs are greater than anticipated, then it will not be able to carry out all of its planned exploration of the Property. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel, among others.

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

Our joint venture mining partner is required to comply with numerous federal, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Some of the environmental permits and governmental approvals that may be issued to the joint venture project may contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If it fails to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, it may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs. In addition, it may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of the projects. As of the date of this Annual Report, our joint venture partner has not yet obtained certain permits and government approvals required for the continuation and successful operation of projects under construction or enhancement. Its failure to renew, maintain or obtain required permits or governmental approvals, including the permits and approvals necessary for operating projects under construction or enhancement, could cause its operations to be limited or suspended. Environmental laws, ordinances and regulations affecting it can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us.

Our joint venture partner could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at its project.

The Lapon Project is subject to numerous federal, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. It will use propane and industrial lubricants and other substances on the Property which are or could become classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or by the Property in concentrations that exceed regulatory limits, it could become liable for the investigation and removal of those substances, regardless of their source and time of release. If it fails to comply with these laws, ordinances or regulations (or any change thereto), it could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the project into compliance. Furthermore, in Nevada, it may be held liable for the cleanup of releases of hazardous substances at other locations where it arranged for disposal of those substances, even if it did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

The joint venture operations are subject to permitting requirements which could require it to delay, suspend or terminate its operations on its mining property.

Our joint venture partner’s exploration activities on the Lapon Canyon Project, and other properties it may acquire, require permits from the BLM, and several other governmental agencies. It may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If it cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, its timetable and business plan for exploration of the Lapon Canyon Project will be adversely affected. WRR has no current plans to acquire any other property.

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

The Lapon Canyon Project is not in commercial production, and, since acquiring its interests, our joint venture partner has never recorded any revenues from commercial production at the Property. The fact that there were limited historical mining operations in the mining district surrounding the Property should not be relied upon as an indication that it will ever find commercially mineable quantities and qualities of extractable mineralization on its Property or have future successful commercial operations on its Property. In fact, based on the information available to us, which we have reviewed, none of the historical mining operations were successful.

We currently do not have sufficient funds, nor does our joint venture partner intend to bring the Property into commercial operation or production, and it expects that it will require additional financing in the future.

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

Failure to obtain sufficient financing to satisfy our financial obligations under our joint venture agreement may result in the delay or indefinite postponement of exploration, drilling or other mining activities at the Lapon Canyon Project. Furthermore, even if we raise sufficient additional capital, there can be no assurance that our joint venture partner will achieve success in its exploration activities. In addition, any future equity offering that we engage in or that our joint venture partner will offer, will further dilute our equity interest or joint venture interest and any future debt financing will require it or us to dedicate a portion of our cash flow, if any, to payments on indebtedness and will limit its or our flexibility in planning for or reacting to changes in our business.

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

Our exploration operations involve the operation of large pieces of drilling and other heavy equipment. Hazards such as fire, explosion, floods, structural collapses, industrial accidents, unusual or unexpected geological conditions, ground control problems, cave-ins, flooding and mechanical equipment failure are inherent risks in our operations. Hazards inherent to the mining industry can cause injuries or death to employees, contractors or other persons at our mineral Property, severe damage to and destruction of our property, plant and equipment and mineral Property, and contamination of, or damage to, the environment, and can result in the suspension of our exploration activities and any future development and production activities. While the Company aims to maintain best safety practices as part of its culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.

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

We will be relying on our third party joint venture partner to perform all of the exploration work.

We will be relying on WRR, our joint venture partner, to perform all of the exploration work on the Property subject to the Agreement. A management committee consisting of one WRR representative and one of our representatives, will be formed, with WRR having discretion to act in accordance with its judgment in the event of any failure of the two committee members to agree on any issue. In the event that WRR does not exercise skill and competence in the conduct of its operations, or fails to perform satisfactory quality of mining activities, in a timely manner and at an acceptable cost, our interests in the Agreement and the Property may be negatively impacted.

We are not a Company that engages in hands-on mining activities and must, therefore, rely on WRR to conduct all of such activities, and specifically operations related to exploration. WRR is the party that owns the Property and has entered into the Agreement with us, granting us the right to expend monies and earn an interest in the Property. Our anticipated future dependence upon WRR to conduct the mining exploration activities in a professional manner, all seeking to establish data supporting the presence of valuable ores in sufficient qualities and quantities to make the Property viable as a target for a mining production Company to purchase the Property or enter into a form of agreement with WRR and us. We, or our development partner WRR, may need to enter into additional agreements for the exploration activities. There can be no assurance that we or our partners can do so on favorable terms, if at all.

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

There has not been any established trading market for our common stock although our common stock is quoted on the OTC Link alternative trading system on the OTC PINK marketplace and we are eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. There can be no assurances as to whether

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

Our three founders own 29,700,000 common shares representing 67.42% of the outstanding common stock and our officer and directors hold approximately 45.18% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

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

The access to information regarding our business may become limited because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and the access to our business information would then be even more restricted. We will not be required to furnish proxy statements to security holders and our directors, officer and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders that are not accredited investors (or, alternatively, 2,000 or more total shareholders) and greater than $10 million in assets. This means that the access to information regarding our business will be limited.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Securities already quoted on the OTC Link alternative trading system on the OTC PINK marketplace that become delinquent in their required filings are removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require further funding to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for our shareholders to resell any shares they may purchase, if at all.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We hold no real property. We do not presently own any interests in real estate. We moved our executive, administrative and operating offices in December 2015 to our sole officer and director, Jeffrey Cocks’ virtual office, located at 316 California Avenue, Suite 543, Reno, NV 89509. We do not have a written lease with the landlord and Mr. Cocks currently provides space to us at no cost. Our officer and directors will work remotely from Canada and intend to visit the Reno office every six weeks.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol NGLD on the OTC Link alternative trading system on the OTC PINK marketplace. Prior to July 28, 2016, our stock was quoted under the symbol TRYV. The table below presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Markets Group Inc. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
December 31, 2016	$0.15	$0.10	OTC Markets Group Inc.
September 30, 2016	$0.15	$0.08	OTC Markets Group Inc.
June 30, 2016	$0.15	$0.065	OTC Markets Group Inc.
March 31, 2016*	$0.25	$0.01	OTC Markets Group Inc.
December 31, 2015*	$0.10	$0.10	OTC Markets Group Inc.
September 30, 2015*	$0.10	$0.10	OTC Markets Group Inc.
June 30, 2015*	n/a	n/a	OTC Markets Group Inc.
March 31, 2015*	n/a	n/a	OTC Markets Group Inc.

*The data is based on the pre rollback price of common stock.

Common Stock Currently Outstanding

As of December 31, 2016, we had 44,050,000 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 27 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

Transfer Agent

Our independent stock transfer agent is Globex Transfer, LLC, with an address at 780 Deltona Blvd., Suite 202, Deltona, FL 32725; their phone number is (813) 344-4490.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption “Management’s Discussion and Analysis” and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

Results of Operations

General

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Results of Operation

	Years ended December 31,		Changes between
	2016	2015	the periods

Revenue	$-	$4,000	$(4,000)
Operating expenses
Exploration expenses	185,945	25,579	160,366
General and administrative expenses	64,788	14,110	50,678
Professional fees	34,684	32,339	2,345
Transfer agent and filing fees	12,011	18,582	(6,571)
Total operating expenses	(297,428)	(90,610)	(206,818)
Other items
Interest expense	(2,918)	(425)	2,493
Recapture of interest	2,837	-	2,837
Net and comprehensive loss	$(297,509)	$(87,035)	$210,474

Revenues. We had no revenue during the year ended December 31, 2016. During the comparable period we have recorded $4,000 in consulting fees we received from our consulting agreement with a client. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the year ended December 31, 2016, our operating expenses increased by $206,818, or 228%, to $297,428 for the year ended December 31, 2016, compared to $90,610 for the year ended December 31, 2015.

The most significant year-to-date changes included the following:

●	Our exploration expenses increased by $160,366 or 627%, to $185,945 for the year ended December 31, 2016. The increase was due to the exploration expenses associated with the Exploration Program we were required to carry out in order to earn a 50% interest in a joint venture with WRR.

●	General and administrative expenses increased by $50,678, or 359%, to $64,788 for the year ended December 31, 2016, compared with $14,110 for the year ended December 31, 2015. The increase was primarily attributable to an increase in travel and entertainment expenses, investor relation activities and consulting fees. In addition, general and administrative expenses included the fair value of 800,000 common shares we issued to Nevada Canyon Gold Corporation (“NCG”) which were valued at $8,000. The shares were issued to purchase the intangible assets of NCG which included its corporate name, domain name and all related content.

●	Professional fees increased by $2,345, or 7%, to $34,684 for the year ended December 31, 2016, compared with $32,339 for the year ended December 31, 2015. The change was associated with increased overall business activity.

●	Transfer agent and filing fees decreased by $6,571, or 35%, to $12,011 for the year ended December 31, 2016, compared with $18,582 for the year ended December 31, 2015. The decrease was primarily attributable to the reduction in transfer agent fees that were previously incurred in engaging the Company’s transfer agent.

Net loss. Our net loss increased by $210,474, or 242%, to $297,509 for the year ended December 31, 2016, compared to $87,035 for the year ended December 31, 2015. The increase was primarily attributable to the operating expenses discussed above, plus $2,918 in interest accrued on the note payable, which was offset by $2,837 we recorded as recapture of interest, when we renegotiated the terms of the loan, extending the maturity date to August 2, 2016, and reducing the interest rate to 0.75%.

Liquidity and Capital Resources.

Working capital	December 31, 2016	December 31, 2015

Current assets	$66,797	$39,937
Current liabilities	106,200	164,831
Working capital deficit	$(39,403)	$(124,894)

As of December 31, 2016, we had a cash balance of $51,789, and working capital deficit of $39,403 with cash flows used in operations totaling $296,732 for the period then ended. During the year ended December 31, 2016, we funded our operations with proceeds from a private placement for gross proceeds of $375,000, and with $35,000 interest-free advances we received from our sole officer and a director.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended December 31, 2016. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Year Ended December 31,
	2016	2015
Cash flows used in operating activities	$(296,732)	$(96,073)
Cash flows used in investing activities	-	(55,000)
Cash flows provided by financing activities	309,494	108,500
Net increase (decrease) in cash during the period	$12,762	$(42,573)

Net cash used in operating activities: Our net cash used in operating activities increased by $200,659, or 209%, to $296,732 for the year ended December 31, 2016, compared with $96,073 for the year ended December 31, 2015. During the year ended December 31, 2016 we used $289,428 to cover our cash operating costs, and to increase our prepaid expenses by $14,098. These uses of cash were offset by increase in our accounts payable of $6,794.

During the year ended December 31, 2015 we used $96,073 in our operating activities. This cash was used to cover our cash operating costs of $86,610 and to decrease our accounts payable by 9,463.

Net cash provided by financing activities: Our net cash provided by financing activities increased by $200,994, or 185%, to $309,494 for the year ended December 31, 2016 compared with $108,500 for the year ended December 31, 2015. During the year ended December 31, 2016 we received $375,000 in gross proceeds from a private placement for 3,750,000 shares of our common stock at $0.10 per share, which we closed on June 21, 2016, and $35,000 as a non-interest bearing advance from our CEO and President.

On August 1, 2016, we renegotiated the terms of the note payable, extending the maturity date to August 2, 2016, and reducing the interest rate to 0.75% per annum. We repaid the note payable and accrued interest totaling $100,506 in accordance with the new terms on August 2, 2016.

During the year ended December 31, 2015, we received $8,500 in subscriptions to the shares of our common stock and $100,000 from the note payable.

Net cash used in investing activities: During the year ended December 31, 2016 we did not have any investing transactions that would have affected our cash flows.

During the year ended December 31, 2015, we used $55,000 to acquire all of NCG’s, a private Nevada corporation, rights, titles and interests in and to an Exploration Agreement with an Option to form a Joint Venture.

Going Concern

At December 31, 2016, we had a working capital deficit of $39,403 and cash on hand of $51,789, which is not sufficient enough to carry out our current plan of operation, however we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Income Tax Benefit

We have a prospective income tax benefit resulting from a net operating loss carryforward and startup costs that may offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

We did not expend any amounts to acquire any capital assets during the year ended December 31, 2016.

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

NEVADA CANYON GOLD CORP.

FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nevada Canyon Gold Corp. (formerly Tech Foundry Ventures Inc.)

We have audited the accompanying balance sheet of Nevada Canyon Gold Corp. (the “Company”) as at December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

March 20, 2017

Nevada Canyon Gold Corp.

(Formerly Tech Foundry Ventures, Inc.)

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$51,789	$39,027
Prepaid expenses	15,008	910
	66,797	39,937

Mineral property interest	65,000	65,000
TOTAL ASSETS	$131,797	$104,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	8,200	1,406
Related party advances	98,000	63,000
Note payable	-	100,425
	106,200	164,831

Stockholders’ Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2016 and 2015	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,050,000 issued and outstanding as of December 31, 2016 and 219,500,000 issued and outstanding as of December 31, 2015	4,405	21,950
Additional paid in capital	457,695	75,150
Accumulated deficit	(436,503)	(156,994)
	25,597	(59,894)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$131,797	$104,937

The accompany notes are an integral part of these audited financial statements

Nevada Canyon Gold Corp.

(Formerly Tech Foundry Ventures, Inc.)

Statements of Operations

	For the year ended December 31,
	2016	2015

Revenue	$-	$4,000

Operating expenses
Exploration expenses	185,945	25,579
General and administrative expenses	64,788	14,110
Professional fees	34,684	32,339
Transfer agent and filing fees	12,011	18,582
	(297,428)	(90,610)

Other items
Interest expense	(2,918)	(425)
Recapture of interest	2,837	-

Net and comprehensive loss	$(297,509)	$(87,035)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	88,802,049	218,533,560

The accompany notes are an integral part of these audited financial statements

Nevada Canyon Gold Corp.

(Formerly Tech Foundry Ventures, Inc.)

Statement of Stockholders’ Equity

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance, December 31, 2014	218,150,000	$21,815	$61,785	$(69,959)	$13,641
Common stock issued for cash	350,000	35	3,465	-	3,500
Common stock issued for mineral property interest	1,000,000	100	9,900	-	10,000
Net loss for the year	-	-	-	(87,035)	(87,035)
Balance, December 31, 2015	219,500,000	21,950	75,150	(156,994)	(59,894)
Common stock issued for corporate name	800,000	80	7,920	-	8,000
Common stock retired	(180,000,000)	(18,000)	-	18,000	-
Common stock issued for cash	3,750,000	375	374,625	-	375,000
Net loss for the year	-	-	-	(297,509)	(297,509)
Balance, December 31, 2016	44,050,000	$4,405	$457,695	$(436,503)	$25,597

The accompany notes are an integral part of these audited financial statements

Nevada Canyon Gold Corp.

(Formerly Tech Foundry Ventures, Inc.)

Statements of Cash Flow

	For the year ended December 31,
	2016	2015
OPERATING ACTIVITIES
Cash flows used in operating activities
Net loss	$(297,509)	$(87,035)
Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash interest expense	2,918	425
Recapture of interest	(2,837)	-
Share-based payment	8,000	-
Changes in operating assets and liabilities:
Accounts payable	6,794	(9,463)
Prepaid expenses	(14,098)	-
Net cashed used by Operating Activities	(296,732)	(96,073)

INVESTING ACTIVITIES
Acquisition of mineral property interest	-	(55,000)
Net cash used by investing activities	-	(55,000)

FINANCING ACTIVITIES
Common stock issued for cash	375,000	-
Undeposited funds	-	8,500
Note Payable	(100,506)	100,000
Advances from shareholders	35,000	-
Net cash provided by financing activities	309,494	108,500

Net increase (decrease) in cash	12,762	(42,573)
Cash, at beginning	39,027	81,600
Cash, at end	$51,789	$39,027

Supplemental cash flow information:
Cash paid for interest	$506	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Common stock issued for corporate name	$8,000	$-

The accompany notes are an integral part of these audited financial statements

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Notes to the Financial Statements

December 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Notes to the Financial Statements

December 31, 2016

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, related party advances, and note payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and 2015, respectively.

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

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Notes to the Financial Statements

December 31, 2016

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Advances due to the Chief Executive Officer (“CEO”)	$51,000	$21,000
Advances due to a company controlled by the CEO	5,000	-
Advances due to a director	21,000	21,000
Advances due to a major shareholder	21,000	21,000
Related party advances	$98,000	$63,000

During the year ended December 31, 2016, the CEO of the Company advanced $30,000 (2015 - $nil) to the Company.

During the year ended December 31, 2016, a company controlled by the CEO of the Company advanced $5,000 (2015 - $nil) to the Company.

As at December 31, 2016, the Company’s three shareholders had advanced a total of $98,000 (December 31, 2015 - $63,000) to fund working capital expenses. These advances are unsecured and do not carry an interest rate or repayment terms.

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

During the year ended December 31, 2016, the Company issued 800,000 shares with a fair value of $8,000 to Nevada Canyon Gold Corporation (“NCG”), a Company with the President and CEO in common with the Company, to purchase its corporate name, domain name, and all related content (Note 6).

During the year ended December 31, 2015, the Company entered into a definitive agreement with NCG.

NOTE 4 – MINERAL PROPERTY INTEREST

On December 17, 2015, the Company entered into a definitive agreement with NCG, to acquire all of NCG’s rights, titles and interests in and into an exploration agreement with an option to form a joint venture with Walker River Resources Corp., a Canadian public company (“WRR”), dated September 15, 2015 (the “Agreement”). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, containing the Lapon Canyon claims, the subject of the Agreement.

The Agreement does not grant the Company an interest in or to the Lapon Canyon claims, or any equity interest in WRR, but rather, grants the Company the right to earn up to an undivided 50% interest in the Lapon Canyon claims by incurring, over a two-year period, $500,000 in exploration and other expenses required to carry out a work program established and operated by WRR on the Lapon Canyon claims (“Eligible Expenses”) and, thereafter, grants the Company an option to enter into a joint venture with WRR for further exploration and development of the Lapon Canyon claims. The Agreement also grants the Company the first right of refusal to acquire an additional 20% interest in the Lapon Canyon claims by the expenditure of additional funds and performance of additional tasks, all related to the joint venture.

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Notes to the Financial Statements

December 31, 2016

Full consideration for all rights in and to the Agreement consisted of the following: payment of $65,000 by the Company to NCG, comprised of an initial cash deposit of $25,000, a cash payment of $30,000 and the balance of $10,000 paid through the issuance of 1,000,000 restricted common shares of the Company issued to NCG at a price of $0.01. All consideration had been fully paid as at December 31, 2015.

During the year ended December 31, 2016, the Company incurred $227,787 in Eligible Expenses (2015 – $51,047) on the Lapon Canyon claims of which $185,945 represented exploration expenses (2015 – $25,579).

NOTE 5 – NOTE PAYABLE

During the year ended December 31, 2015, the Company borrowed $100,000 (the “Loan”). The Loan bore an interest at a 5% per annum, with all outstanding principal and interest due on July 31, 2016. On August 1, 2016, the Company renegotiated the terms of the Loan, extending the maturity date to August 2, 2016, and reducing the interest rate to 0.75%. The Company repaid the Loan and accrued interest totaling $100,506 in accordance with the new terms on August 2, 2016. Accordingly, the Company recognized $2,837 as recapture of interest.

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

During the year ended December 31, 2016, the Company completed the following transactions:

●	On March 30, 2016, the Company issued 800,000 shares with a total fair value of $8,000 to purchase the intangible assets of NCG which included its corporate name and its domain name and all related content, which was expensed and included in corporate costs.

●	On April 4, 2016, each of the Company’s three shareholders tendered 60,000,000 shares (6,000,000 pre-split shares) of common stock for cancellation (Note 3). As a result, a total of 180,000,000 shares of common stock were cancelled and returned to the Company’s treasury to a status of authorized but unissued. The cancelling shareholders provided a release for the benefit of the Company releasing the Company from any potential loss resulting from their cancellation.

●	On June 21, 2016, the Company completed its private placement offering by issuing to the subscribers a total of 3,750,000 shares of common stock at $0.10 per share for total proceeds of $375,000.

NEVADA CANYON GOLD CORP.

(Formerly Tech Foundry Ventures, Inc.)

Notes to the Financial Statements

December 31, 2016

During the year ended December 31, 2015, the Company completed the following transactions:

●	On January 5, 2015, the Company issued 350,000 shares of its common stock at a price of $0.01 per share for $3,500 to individuals pursuant to its registration statement on Form S-1. Proceeds of $3,500 were received in advance, during the period ended December 31, 2014.

●	On December 17, 2015, the Company issued 1,000,000 shares of its common stock at a price of $0.01 per share for the acquisition of its mineral property interest (Note 4).

NOTE 7 – INCOME TAXES

A reconciliation of the expected income tax recovery to the actual income tax recovery is as follows:

	2016	2015
Net loss	$(297,509)	$(87,035)
Statutory tax rate	34%	34%
Expected income tax recovery at statutory rate	(101,153)	(29,592)
Non-deductible expenditures	908	655
Change in valuation allowance	100,245	28,937
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2016	2015
Deferred income tax assets:
Non-capital loss carry-forward	$151,960	$51,715
Total deferred income tax assets	151,960	51,715
Less: Valuation allowance	(151,960)	(51,715)
Net deferred income tax asset	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

The Company has non-capital losses of approximately $446,942 which expire between 2034 to 2036. Tax attributes are subject to review, and potential adjustment, by tax authorities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2016 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2016.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on an assessment of the Company’s internal control procedures over financial reporting for the year ended December 31, 2016, management believes that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management the Company does not have adequate segregation of duties in the handling of its financial reporting due to limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no changes in our internal control over financial reporting that occurred for the year ended December 31, 2016, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Jeffrey Cocks	53	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael Levine	67	Director

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

Possible Potential Conflicts

Our common stock is quoted on the OTC Link alternative trading system on the OTC PINK marketplace, which does not have director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. In an effort to reduce or minimize any conflicts, Messrs. Cocks and Levine have orally agreed that any opportunities that are presented to them in the United States will be directed to the Company and that any opportunities presented to them in Canada will be available for their other business interests.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two directors and an officer and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

On February 28, 2014, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive officer and principal financial officer and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct;

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements;

●	compliance with applicable laws, rules and regulations;

●	the prompt reporting violation of the code; and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this Annual Report, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2016 and 2015, compensation awarded to, paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Cocks, CEO, CFO and	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-

Michael Levine,	2016	-	-	-	-	-	-	-	-
Director	2015	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2016 and 2015.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 20, 2017, we had 44,050,000 shares of common stock outstanding of which 29,700,000 was held by three shareholders. There is no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	9,950,000	22.59%
Common Stock	Michael Levine	9,950,000	22.59%
	All Officers and Directors as a Group	19,900,000	45.18%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	BCIM Management, LP(1)	9,800,000	22.25%

(1)	Ron Tattum, has dispositive voting control over the shares owned by BCIM Management, LP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Cocks, our chairman, Chief Executive Officer, Chief Financial Officer and secretary, and Mr. Levine, our director.

Our office and mailing address is 316 California Avenue, Suite 543, Reno, NV 89509.

Our sole officer and director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and directors have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

On December 17, 2015, the Company entered into an agreement with Nevada Canyon Gold Corporation, a Nevada corporation (“NCG”), to acquire all of NCG’s rights, titles and interests in and to an Exploration Agreement, dated September 15, 2015, with an Option to form a Joint Venture (the “Agreement”) with Walker River Resources Corp., a Canadian public company (TSX.V:WRR). To acquire full consideration for all rights in and to the Agreement we paid to NCG US$65,000, which consisted of an initial cash deposit payment of $25,000, a second cash payment of $30,000 and the balance of $10,000 that we paid through the issuance of 1,000,000 of our restricted common shares at a price of $0.01 per common share.

For further information on the Agreement and the Lapon Canyon Property please refer to our discussion under the “Lapon Canyon Gold Project” section.

Jeffrey A. Cocks previously served as an officer and director of NCG.

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

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the years ended December 31, 2016, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2016.

	December 31, 2016	December 31, 2015

Audit Fees	$6,500	$2,964
Audit-Related Fees	$5,000	$7,875
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Annual Repot on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation
3.1.1*	Certificate of Correction to Articles of Incorporation
3.1.2*	Certificate of Amendment to Articles of Incorporation
3.2*	Bylaws
14.1*	Code of Ethics
10.01.1*	Material Definitive Agreement, dated December 17, 2015
10.01.2*	Material Definitive Exploration and Option Agreement, dated September 15, 2015
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

_______________________________

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

March 21, 2017	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2017	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

March 21, 2017	/s/ Michael Levine
Michael Levine Director