Form 10-Q
period 2017-03-31
Nevada Canyon Gold Corp.
filed 2017-05-15
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2017, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,050,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$15,176	$51,789
Prepaid expenses	15,667	15,008
	30,843	66,797

Mineral property interest	65,000	65,000
TOTAL ASSETS	$95,843	$131,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	6,800	8,200
Related party advances	93,000	98,000
	99,800	106,200

Stockholders' Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,050,000 issued and outstanding as of March 31, 2017 and December 31, 2016	4,405	4,405
Additional paid in capital	457,695	457,695
Accumulated deficit	(466,057)	(436,503)
	(3,957)	25,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$95,843	$131,797

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2017	2016
Operating expenses
Exploration expenses	$20,008	$24,953
General and administrative expenses	4,945	11,465
Professional fees	2,500	2,500
Transfer agent and filing fees	2,101	2,226
	(29,554)	(41,144)

Other items
Interest expense	-	(1,233)

Net and comprehensive loss	$(29,554)	$(42,377)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	44,050,000	219,508,790

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Statements of Cash Flow

(Unaudited)

	For the Three Months ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(29,554)	$(42,377)
Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash interest expense	-	1,233
Share-based payment	-	8,000
Changes in operating assets and liabilities:
Accounts payable	(1,400)	(584)
Prepaid expenses	(659)	-
Net cashed used by Operating Activities	(31,613)	(33,728)

FINANCING ACTIVITIES
Advances from shareholders	(5,000)	30,000
Net cash provided by (used in) financing activities	(5,000)	30,000

Net decrease in cash	(36,613)	(3,728)
Cash, at beginning	51,789	39,027
Cash, at end	$15,176	$35,299

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Common stock issued for corporate name	$-	$8,000

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Nevada Canyon Gold Corp. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. On July 6, 2016, the Company changed its name from Tech Foundry Ventures, Inc. to Nevada Canyon Gold Corp.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Advances due to the Chief Executive Officer (“CEO”) (a)	$51,000	$51,000
Advances due to a company controlled by the CEO	-	5,000
Advances due to a director(a)	21,000	21,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$93,000	$98,000

(a) These advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – MINERAL PROPERTY INTEREST

On December 17, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a Nevada privately held corporation with the President and CEO in common (“NCG”), to acquire all of NCG’s rights, titles and interests in and into an exploration agreement with an option to form a joint venture with Walker River Resources Corp., a Canadian public company (“WRR”), dated September 15, 2015 (the “Agreement”). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, containing the Lapon Canyon claims, the subject of the Agreement.

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

During the three-month period ended March 31, 2017, the Company incurred $20,008 in Eligible Expenses (2016 – $35,574) on the Lapon Canyon claims of which $20,008 represented exploration expenses (2016 – $24,953).

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the three-month period ended March 31, 2017, the Company did not have any transactions that resulted in issuance of its common stock, or warrants or options to acquire its common stock.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of an exploration stage company;
●	management’s plans, objectives and budgets for its future operations and future economic performance;
●	capital budget and future capital requirements;
●	meeting future capital needs;
●	our dependence on management and the need to recruit additional personnel;
●	limited trading for our common stock;
●	the level of future expenditures;
●	impact of recent accounting pronouncements;
●	the outcome of regulatory and litigation matters; and
●	the assumptions described in this report underlying such forward-looking statements.

Actual results and developments may materially differ from those expressed in, or implied by, such statements due to a number of factors, including:

●	those described in the context of such forward-looking statements;
●	future product development and marketing costs;
●	the markets of our domestic operations;
●	the impact of competitive products and pricing;
●	the political, social and economic climate in which we conduct operations; and
●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1/A (SEC File No. 333-196075).

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2017 and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three months ended March 31, 2017, compared to the three months ended March 31, 2016

	Three months ended March 31,		Changes between
	2017	2016	the periods
Operating expenses
Exploration expenses	$20,008	$24,953	$(4,945)
General and administrative expenses	4,945	11,465	(6,520)
Professional fees	2,500	2,500	-
Transfer agent and filing fees	2,101	2,226	(125)
Total operating expenses	(29,554)	(41,144)	(11,590)
Other items
Accrued interest expense	-	(1,233)	(1,233)
Net and comprehensive loss	$(29,554)	$(42,377)	$(12,823)

Revenues. We had no revenues for the three months ended March 31, 2017 and 2016. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended March 31, 2017, our operating expenses decreased by $11,590, or 28%, to $29,554 for the three months then ended, compared to $41,144 for the comparable period in 2016. This change was associated with reduced exploration expenses, as the main part of the drilling program we commenced on the Lapon Canyon claims (the “Exploration Program”), which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016. During the three-month period ended March 31, 2017, we recorded $20,008 in exploration expenses directly associated with the Exploration Program, as compared with $24,953 we spend during the three-month period ended March 31, 2016. Our general and administrative expenses decreased by $6,520, or 57%, to $4,945 for the three months ended March 31, 2017, compared with $11,465 for the three-month period ended March 31, 2016. The greater general and administrative expenses during the comparable period were attributable to the fair value of 800,000 common shares we issued to Nevada Canyon Gold Corporation, a Nevada privately held corporation, with the President and CEO in common (“NCG”), which were valued at $8,000. The shares were issued to purchase the intangible assets of NCG which included its corporate name, domain name and all related content.

Net loss. Our net loss decreased by $12,823 or 30%, to $29,554 for the three months ended March 31, 2017, compared to $42,377 for the comparable period in 2016. The decrease was primarily attributable to the operating expenses discussed above, as well as $1,233 in interest expense we accrued on a $100,000 note payable we issued to an arms-length party (“Note Payable”).

Liquidity and Capital Resources

Working capital	March 31, 2017	December 31, 2016
Current assets	$30,843	$66,797
Current liabilities	99,800	106,200
Working capital deficit	$(68,957)	$(39,403)

As of March 31, 2017, we had a cash balance of $15,176, and working capital deficit of $68,957 with cash flows used in operations totaling $31,613 for the period then ended. During the three-month period ended March 31, 2017, our operations were funded with proceeds from a private placement for gross proceeds of $375,000, which we closed in the second quarter of our Fiscal 2016.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended March 31, 2017. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities	$(31,613)	$(33,728)
Cash flows provided by (used in) financing activities	(5,000)	30,000
Net decrease in cash during the period	$(36,613)	$(3,728)

Net cash used in operating activities: Our net cash used in operating activities decreased by $2,115, or 6%, to $31,613 for the three months ended March 31, 2017, compared with $33,728 for the comparable period in 2016. During the three months ended March 31, 2017, we used $29,554 to cover our cash operating costs, $1,400 to decrease amounts payable to our vendors, and $659 to increase prepaid expenses.

During the three months ended March 31, 2016, we used $33,728 in our operating activities. This cash was used to cover our cash operating costs of $33,144 and to decrease our accounts payable by $584.

Certain non-cash transactions: During the three months ended March 31, 2016, our operating costs included $1,233 in accrued interest on $100,000 note payable we issued to an arms-length party, as well as $8,000 in share-based payment we recorded on issuance of 800,000 common shares to NCG in exchange for its intangible assets, including its corporate name, domain name and all related content. We did not have any non-cash transactions during the three-month period ended March 31, 2017.

Net cash provided by (used in) financing activities: Our net cash provided by financing activities decreased by $35,000, or 117%. During the three months ended March 31, 2017, we repaid $5,000 in advances we received from our CEO and President during our Fiscal 2016.

During the three-month period ended March 31, 2016, we received $30,000 as a non-interest bearing advance from our CEO and President.

During the three months ended March 31, 2017 and 2016, we did not have any investing transactions that would have effected our cash flows.

Going Concern

At March 31, 2017, we had a working capital deficit of $68,957 and cash on hand of $15,176, which is not sufficient enough to carry out our current plan of operation, however we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Income Tax Benefit

The Company has a prospective income tax benefit resulting from a net operating loss carry forwards that may offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2017.

Unproved Mineral Properties

On December 17, 2015, we entered into a definitive agreement (the “Agreement”) with Nevada Canyon Gold Corporation, to acquire all of NCG’s rights, titles and interests in and into an exploration agreement with an option to form a joint venture with Walker River Resources Corp. dated September 15, 2015. WRR owns a 100% undivided interest in and to the Lapon Canyon Gold Property, containing the Lapon Canyon claims (“the Property”), which is the subject of the Agreement.

The Agreement does not grant us an interest in or to the Property, or any equity interest in WRR, but rather, grants us the right to earn up to an undivided 50% interest in the Property by incurring $500,000 (over a two-year period) in eligible exploration and other expenses required to carry out an Exploration Program established and operated by WRR on the Property (the “Eligible Expenses”). As of October 15, 2016, we have incurred required $250,000 in Eligible Expenses, and earned the 25% interest to the Property. Once we have paid an additional $250,000, we will have earned an additional 25% interest, for a total 50% in the Property. For additional information on the acquisition of the Property please refer to the discussion included in the General section of this MD&A.

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

As of the date of the filing of this report on Form 10-Q, we have incurred $300,277 in Eligible Expenses on the Exploration Program, of which $232,840 were associated with mineral exploration expenses on the Property.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months ended March 31, 2017.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2016.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

May 15, 2017	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

