Form 10-Q
period 2017-06-30
Nevada Canyon Gold Corp.
filed 2017-08-14
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-196075

NEVADA CANYON GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-5152859
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

316 California Avenue, Suite 543
Reno, NV	89509
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2017, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,050,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$4,538	$51,789
Prepaid expenses	7,003	15,008
	11,541	66,797

Mineral property interests	80,000	65,000
TOTAL ASSETS	$91,541	$131,797

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	6,042	8,200
Related party advances	93,000	98,000
	99,042	106,200

Stockholders' Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,050,000 issued and outstanding as of June 30, 2017 and December 31, 2016	4,405	4,405
Additional paid in capital	457,695	457,695
Accumulated deficit	(469,601)	(436,503)
	(7,501)	25,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$91,541	$131,797

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenue	$15,000	$-	$15,000	$-

Operating expenses
Exploration expenses	9,284	14,171	29,292	39,124
General and administrative expenses	5,885	11,133	10,830	22,597
Professional fees	1,500	23,677	4,000	26,177
Transfer agent and filing fees	1,875	3,326	3,976	5,552
	(18,544)	(52,307)	(48,098)	(93,450)

Other items
Interest expense	-	(1,260)	-	(2,493)

Net and comprehensive loss	$(3,544)	$(53,567)	$(33,098)	$(95,943)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	44,050,000	48,582,967	44,050,000	134,045,880

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Cash flows used in operating activities
Net loss	$(33,098)	$(95,943)
Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash interest expense	-	2,493
Share-based payment	-	8,000
Changes in operating assets and liabilities:
Accounts payable	(2,158)	7,456
Prepaid expenses	8,005	(4,495)
Net cashed used in operating activities	(27,251)	(82,489)

INVESTING ACTIVITIES
Acquisition of mineral property interest	(15,000)	-
Net cash used by investing activities	(15,000)	-

FINANCING ACTIVITIES
Common stock	-	375,000
Advances from / (repayment to) shareholders	(5,000)	32,907
Net cash provided by (used in) financing activities	(5,000)	407,907

Net increase (decrease) in cash	(47,251)	325,418
Cash, at beginning	51,789	39,027
Cash, at end	$4,538	$364,445

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Common stock issued for corporate name	$-	$8,000

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

For the three and six months ended June 30, 2017 and 2016

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

Going Concern

The Company’s unaudited interim financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has only recently begun its exploration operations and has not generated or realized any revenues from these business operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds, and/or a private placement of common stock.

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Advances due to the Chief Executive Officer (“CEO”) (a)	$51,000	$51,000
Advances due to a company controlled by the CEO	-	5,000
Advances due to a director(a)	21,000	21,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$93,000	$98,000

(a) These advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – MINERAL PROPERTY INTERESTS

Lapon Canyon Gold Property

On December 17, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a Nevada privately held corporation with the President and CEO in common (“NCG”), to acquire all of NCG’s rights, titles and interests in and into an exploration agreement with an option to form a joint venture with Walker River Resources Corp., a Canadian public company (“WRR”), dated September 15, 2015 (the “Agreement”). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold (the “Property"), containing the Lapon Canyon claims, the subject of the Agreement.

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

As of June 30, 2017, the Company’s interest in the Property was 30%, prorated based on the amount of Eligible Expenses the Company incurred as of that date (Note 7).

During the six-month period ended June 30, 2017, the Company incurred $29,292 in Eligible Expenses (2016 – $50,098) on the Lapon Canyon claims of which $29,292 represented exploration expenses (2016 – $39,124).

Garfield Flats Project

On June 7, 2017, the Company entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (the “Vendor”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of 12 claims totaling 240 acres. The term of the Garfield Agreement is ten years, and is subject to extension for two additional terms of ten years each.

In order to retain the rights to the exploration lease, the Company is required to make the following minimum annual payments:

Minimum Payment
Upon execution of the option agreement (the “Effective Date”)(paid)	$15,000
First anniversary of the Effective Date	$15,000
Second and third anniversaries of the Effective Date	$20,000
Fourth and fifth anniversaries of the Effective Date	$25,000
Sixth and each succeeding anniversary of the Effective Date in perpetuity	$40,000

In addition to the minimum annual payments, the Company agreed to pay the Vendor a 2% production royalty based on the gross returns from the production and sale of minerals from the Garfield Property.

At any time during the term of the Garfield Agreement the Company has a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by the Company to the Vendor, cannot be applied or credited against the Purchase Price, however, once the Company exercises its option to acquire the Garfield Property, the minimum annual payments shall be credited against the production royalties payable.

NOTE 5 – CONSULTING REVENUE

During the six-month period ended June 30, 2017, the Company provided consulting services to Walker River Resources Corp. in the amount of $15,000.

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

During the six-month period ended June 30, 2017, the Company did not have any transactions that resulted in issuance of its common stock, or warrants or options to acquire its common stock.

NOTE 7 – SUBSEQUENT EVENTS

On July 5, 2017, the Company entered into an option purchase agreement (the “Second Option Agreement”) with WRR on the Lapon Canyon Project. Under the terms of the Second Option Agreement WRR agreed to buy back the Company’s 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Each warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the warrants contain a provision which prevents the Company to exercise any warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Closing of the Second Option Agreement was subject to the acceptance of the TSX Venture Exchange, which was received on July 17, 2017. All securities issued pursuant to the Second Option Agreement are subject to a hold period expiring on November 20, 2017.

On August 2, 2017, the Company entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to acquire rights to the Lazy Claims, consisting of three claims (the “Lazy Claims Property”). The term of the Lazy Claims Agreement is ten years, and is subject to extension for additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. The Company agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, the Company will not be required to pay a $2,000 annual minimum payment.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

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

The following is management's discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited condensed interim financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited condensed interim financial statements.

In this Quarterly Report on Form 10-Q, "Company," "the Company," "us," and "our" refer to Nevada Canyon Gold Corp., a Nevada corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

General

We are an exploration stage Company. We have only recently begun our exploration operations and have not generated or realized any revenues from these business operations.

We were a party to an Exploration Agreement (the “Agreement”) with Option to form a Joint Venture with Walker River Resources Corp. (“WRR”) on its wholly-owned Lapon Canyon Gold Project (“Lapon Canyon Project”, or “the Property”) located approximately 40 miles southeast of Yerington, Nevada. The Agreement did not grant us an interest in or to the Property, or any equity interest in WRR, but rather, granted us the right to earn up to an undivided 50% interest in the Property by incurring eligible expenditures of $500,000 (over a two-year period) in exploration and other expenses required to carry out a work program established and operated by WRR on the Property (the “Eligible Expenses”).

As of June 30, 2017, our interest in the Property was 30%, prorated based on the amount of eligible expenditures we’ve incurred as of that date.

On July 5, 2017, we entered into an option purchase agreement (the “Second Option Agreement”) with WRR on the Lapon Canyon Project. Under the terms of the Second Option Agreement WRR agreed to buy back our interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Each warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the warrants contain a provision which prevents us from exercising any warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. Closing of the Second Option Agreement was subject to the acceptance of the TSX Venture Exchange, which was received on July 17, 2017. All securities issued pursuant to the Second Option Agreement are subject to a hold period expiring on November 20, 2017.

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC ( “Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of 12 claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement is ten years, and is subject to extension for two additional terms of ten years each.

In order to retain the rights to the exploration lease, we are required to make the following minimum annual payments:

Minimum Payment
Upon execution of the option agreement (the “Effective Date”)(paid)	$15,000
First anniversary of the Effective Date	$15,000
Second and third anniversaries of the Effective Date	$20,000
Fourth and fifth anniversaries of the Effective Date	$25,000
Sixth and each succeeding anniversary of the Effective Date in perpetuity	$40,000

In addition to the minimum annual payments, we agreed to pay Goodsprings a 2% production royalty based on the gross returns from the production and sale of minerals from the Garfield Property.

At any time during the term of the Agreement we have a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by us to Goodsprings, cannot be applied or credited against the Purchase Price, however, once we exercise our option to acquire the Garfield Property, the minimum annual payments shall be credited against the production royalties payable.

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to acquire rights to the Lazy Claims, consisting of three claims totaling 60 acres and located in Mineral County, Nevada about 18 miles southeast of the town of Hawthorne (the “Lazy Claims Property”). The term of the Lazy Claims Agreement is ten years, and is subject to extension for additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment.

Critical Accounting Policies and Estimates

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2017 and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2017	2016	periods	2017	2016	periods

Revenue	$15,000	$-	$15,000	$15,000	$-	$15,000
Operating expenses
Exploration expenses	9,284	14,171	(4,887)	29,292	39,124	(9,832)
General and administrative expenses	5,885	11,133	(5,248)	10,830	22,597	(11,767)
Professional fees	1,500	23,677	(22,177)	4,000	26,177	(22,177)
Transfer agent and filing fees	1,875	3,326	(1,451)	3,976	5,552	(1,576)
Total operating expenses	(18,544)	(52,307)	(33,763)	(48,098)	(93,450)	(45,352)
Other items
Interest expense	-	(1,260)	(1,260)	-	(2,493)	(2,493)
Net and comprehensive loss	$(3,544)	$(53,567)	$(50,023)	$(33,098)	$(95,943)	$(62,845)

Revenues. During the three and six months ended June 30, 2017, we recorded $15,000 in revenue from consulting services we’ve provided to WRR. We did not have similar revenues during the three and six months ended June 30, 2016. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended June 30, 2017, our operating expenses decreased by $33,763, or 65%, to $18,544 for the three months then ended, compared to $52,307 for the comparable period in 2016. This change was mainly associated with reduced professional fees as well as exploration expenses, as the main part of the drilling program we commenced on the Lapon Canyon claims (the “Exploration Program”), which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016.

During the six-month period ended June 30, 2017, our operating expenses decreased by $45,352, or 49%, to $48,098 for the six months ended June 30, 2017, as compared to $93,450 for the comparable period in 2016. This change was associated with reduced exploration operations on the Lapon Property, as the main part of the drilling program on the Lapon Canyon claims (the “Exploration Program”), which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016. During the six-month period ended June 30, 2017, we recorded $29,292 in exploration expenses directly associated with the Exploration Program, as compared with $39,124 we spent during the six-month period ended June 30, 2016. Our general and administrative expenses decreased by $11,767, or 52%, to $10,830 for the six months ended June 30, 2017, compared with $22,597 for the six-month period ended June 30, 2016. The greater general and administrative expenses during the comparable period were attributable to the fair value of 800,000 common shares we issued to Nevada Canyon Gold Corporation, a Nevada privately held corporation, with the President and CEO in common (“NCG”), which were valued at $8,000. The shares were issued to purchase the intangible assets of NCG which included its corporate name, domain name and all related content. In addition to the above, our professional fees decreased by $22,177 to $4,000 we incurred during the six-month period ended June 30, 2017, as compared to $26,177 we incurred during the comparable period in 2016. Greater professional fees in our Fiscal 2016 were mainly associated with legal and audit fees which increased in parallel with increased business activity.

Net loss. Our net loss decreased by $50,023, or 93%, to $3,544 for the three months ended June 30, 2017, compared to $53,567 for the comparable period in 2016.

Our net loss for the six months ended June 30, 2017 decreased by $62,845, or 66%, to $33,098, compared to $95,943 for the comparable period in 2016.

These decreases were primarily attributable to the decreases in operating expenses discussed above, which were further augmented by consulting revenue we recorded in the second quarter of our Fiscal. In addition, absence of interest-bearing liabilities also contributed to reduction of our net loss during the three and six months ended June 30, 2017.

Liquidity and Capital Resources

	June 30, 2017	December 31, 2016

Current assets	$11,541	$66,797
Current liabilities	99,042	106,200
Working capital deficit	$(87,501)	$(39,403)

As of June 30, 2017, we had a cash balance of $4,538, and working capital deficit of $87,501 with cash flows used in operations totaling $27,251 for the period then ended. During the six-month period ended June 30, 2017, our operations were funded with $15,000 we received on account of our consulting services provided to WRR, and with proceeds from a private placement for gross proceeds of $375,000, which we closed in the second quarter of our Fiscal 2016.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended June 30, 2017. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities	$(27,251)	$(82,489)
Cash flows used in investing activities	(15,000)	-
Cash flows provided by (used in) financing activities	(5,000)	407,907
Net increase (decrease) in cash during the period	$(47,251)	$325,418

Net cash used in operating activities: Our net cash used in operating activities decreased by $55,238, or 67%, to $27,251 for the six months ended June 30, 2017, compared with $82,489 for the comparable period in 2016. During the six months ended June 30, 2017, we used $33,098 to cover our cash operating costs and $2,158 to decrease amounts payable to our vendors. These uses of cash were offset by $8,005 decrease in our prepaid expenses.

During the six months ended June 30, 2016, our net cash used in operating activities increased by $35,099, or 74%, to $82,489, compared with $47,390 for the comparable period in 2015. We used $85,450 to cover our cash operating costs, and $4,495 to increase our prepaid expenses. These uses of cash were offset by increase in our accounts payable of $7,456.

Certain non-cash transactions: During the six months ended June 30, 2016, our operating costs included $2,493 in accrued interest on $100,000 note payable we issued to an arms-length party, as well as $8,000 in share-based payment we recorded on issuance of 800,000 common shares to NCG in exchange for its intangible assets, including its corporate name, domain name and all related content. We did not have any non-cash transactions during the six-month period ended June 30, 2017.

Net cash provided by (used in) financing activities: Our net cash provided by financing activities decreased by $412,907, or 101%. During the six months ended June 30, 2017, we repaid $5,000 in advances we received from our CEO and President during our Fiscal 2016.

During the six months ended June 30, 2016, our net cash provided by financing activities increased by $399,407, or 4,699%, to $407,907 as compared with $8,500 for the comparable period in 2015. We received $375,000 in gross proceeds from a private placement for 3,750,000 shares of our common stock at $0.10 per share, which we closed on June 21, 2016. We received $30,000 advance from our CEO and President free of interest and payable on demand. In addition, our CEO and a director made certain payments on behalf of the Company, which payments amounted to $2,907.

Net cash used in investing activities: During the six months ended June 30, 2017, we paid $15,000 as an initial payment to acquire Garfield Property pursuant to our exploration lease and option to purchase agreement with Goodsprings Development LLC.

During the six months ended June 30, 2016, we did not have any investing transactions that would have effected our cash flows.

Going Concern

At June 30, 2017, we had a working capital deficit of $87,501 and cash on hand of $4,538, which is not sufficient enough to carry out our current plan of operation, however we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders' investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Income Tax Benefit

The Company has a prospective income tax benefit resulting from a net operating loss carry forwards that may offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2017.

Unproved Mineral Properties

As of the date of this quarterly report on Form 10-Q, we hold interest in the following properties:

Name	Number of Claims	Total Size (Acres)
Garfield Flats Project	12	240
Lazy Claims Property	3	60
Total	15	300

Garfield Flats Project

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of 12 claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement is ten years, and is subject to extension for two additional terms of ten years each.

In order to retain the rights to the exploration lease, we are required to make the following minimum annual payments:

Minimum Payment
Upon execution of the option agreement (the “Effective Date”)(paid)	$15,000
First anniversary of the Effective Date	$15,000
Second and third anniversaries of the Effective Date	$20,000
Fourth and fifth anniversaries of the Effective Date	$25,000
Sixth and each succeeding anniversary of the Effective Date in perpetuity	$40,000

In addition to the minimum annual payments, we agreed to pay Goodsprings a 2% production royalty based on the gross returns from the production and sale of minerals from the Garfield Property.

At any time during the term of the Agreement we have a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by us to Goodsprings, cannot be applied or credited against the Purchase Price, however, once we exercise our option to acquire the Garfield Property, the minimum annual payments shall be credited against the production royalties payable.

Lazy Claims Property

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to acquire rights to the Lazy Claims, consisting of three claims totaling 60 acres and located in Mineral County, Nevada about 18 miles southeast of the town of Hawthorne (the “Lazy Claims Property”).

The term of the Lazy Claims Agreement is ten years, and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment.

Lapon Canyon Property

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

The Agreement did not grant us an interest in or to the Property, or any equity interest in WRR, but rather, granted us the right to earn up to an undivided 50% interest in the Property by incurring $500,000 (over a two-year period) in eligible exploration and other expenses required to carry out an Exploration Program established and operated by WRR on the Property (the “Eligible Expenses”). As of October 15, 2016, we have incurred required $250,000 in Eligible Expenses, and earned the 25% interest to the Property. As at June 30, 2017, our interest in the Property had increased to a 30%.

On July 5, 2017, we entered into an option purchase agreement (the “Second Option Agreement”) with WRR on the Property. Under the terms of the Second Option Agreement WRR agreed to buy back our interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Each warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the warrants contain a provision which prevents us from exercising any warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. The above securities were issued on July 19, 2017, upon acceptance of the Second Option Agreement by the TSX Venture Exchange. All securities issued pursuant to the Second Option Agreement are subject to a hold period expiring on November 20, 2017.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the six months ended June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls over Financial Reporting

During the six-month period ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

August 14, 2017	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

