Form 10-Q
period 2017-09-30
Nevada Canyon Gold Corp.
filed 2017-11-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-55600

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2017, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,050,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$4,508	$51,789
Prepaid expenses	15,989	15,008
	20,497	66,797

Equity investment	2,355,137	-
Mineral property interest	69,152	65,000
TOTAL ASSETS	$2,444,786	$131,797

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	10,800	8,200
Related party advances	107,000	98,000
Notes and advances payable	55,000	-
	172,800	106,200

Stockholders' Equity
Preferrred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,050,000 issued and outstanding as of September 30, 2017 and December 31, 2016	4,405	4,405
Additional paid in capital	457,695	457,695
Retained earnings (deficit)	1,782,268	(436,503)
Accumulated other comprehensive income	27,618	-
	2,271,986	25,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,444,786	$131,797

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenue	$5,000	$-	$20,000	$-

Operating expenses
Exploration expenses	3,223	114,329	32,515	153,453
General and administrative expenses	4,085	22,986	14,915	45,583
Professional fees	2,500	3,924	6,500	30,101
Transfer agent and filing fees	5,842	4,024	9,818	9,576
	(15,650)	(145,263)	(63,748)	(238,713)

Other items
Accrued interest recovery (expense)	-	2,412	-	(81)
Gain on sale of mineral interest	2,262,519	-	2,262,519	-
Net income (loss)	2,251,869	(142,851)	2,218,771	(238,794)

Fair value gain on equity investments	27,618	-	27,618	-
Comprehensive income (loss)	$2,279,487	$(142,851)	$2,246,389	$(238,794)

Net income (loss) per common share - basic	$0.05	$(0.00)	$0.05	$(0.00)
Net income (loss) per common share - diluted	$0.05	$(0.00)	$0.05	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	44,050,000	44,050,000	44,050,000	103,828,284

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$2,218,771	$(238,794)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Accrued interest expense	-	81
Share-based payment	-	8,000
Gain on sale of mineral interest	(2,262,519)	-
Changes in operating assets and liabilities:
Accounts payable	2,600	6,794
Prepaid expenses	(981)	(11,872)
Net cashed used by operating activities	(42,129)	(235,791)

INVESTING ACTIVITIES
Acquisition of mineral property interests	(69,152)	-
Net cash used by investing activities	(69,152)	-

FINANCING ACTIVITIES
Common stock	-	375,000
Advances from shareholders	9,000	30,000
Notes and advances payable	55,000	-
Repayment of note payable	-	(100,506)
Net cash provided by financing activities	64,000	304,494

Net increase (decrease) in cash	(47,281)	68,703
Cash, at beginning	51,789	39,027
Cash, at end	$4,508	$107,730

Supplemental cash flow information:
Cash paid for interest	$-	$506
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Common stock issued for corporate name	$-	$8,000
Equity received for mineral property	$2,355,137	$-

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

For the three and nine months ended September 30, 2017 and 2016

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Advances due to the Chief Executive Officer (“CEO”) (a)	$55,000	$51,000
Advances due to a company controlled by the CEO	-	5,000
Advances due to a director(a)	31,000	21,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$107,000	$98,000

(a) These advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – MINERAL PROPERTY INTERESTS

Lapon Canyon Gold Property

On December 17, 2015, the Company entered into a definitive agreement with Nevada Canyon Gold Corporation, a Nevada privately held corporation with the President and CEO in common (“NCG”), to acquire all of NCG’s rights, titles and interests in and into an exploration agreement with an option to form a joint venture with Walker River Resources Corp., a Canadian public company (“WRR”), dated September 15, 2015 (the “Agreement”). WRR owns a 100% undivided interest in and to the Lapon Canyon Gold (the “Property”), containing the Lapon Canyon claims, the subject of the Agreement.

The Agreement did not grant the Company an interest in or to the Lapon Canyon claims, or any equity interest in WRR, but rather, granted the Company the right to earn up to an undivided 50% interest in the Lapon Canyon claims by incurring, over a two-year period, $500,000 in exploration and other expenses required to carry out a work program established and operated by WRR on the Lapon Canyon claims (“Eligible Expenses”) and, thereafter, granted the Company an option to enter into a joint venture with WRR for further exploration and development of the Lapon Canyon claims. In addition, the Agreement granted the Company the first right of refusal to acquire an additional 20% interest in the Lapon Canyon claims by the expenditure of additional funds and performance of additional tasks, all related to the joint venture.

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

On July 5, 2017, the Company entered into a property purchase agreement (the “Purchase Agreement”) with WRR on the Lapon Canyon Project. Under the terms of the Purchase Agreement WRR agreed to buy back the Company’s 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares (the “WRR Warrant”). Each WRR Warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR.

Closing of the Purchase Agreement was subject to the acceptance of the TSX Venture Exchange, which was received on July 17, 2017. All securities issued pursuant to the Purchase Agreement are subject to a hold period expiring on November 20, 2017.

At initial recognition, the Company recorded $1,008,869 as fair market value of 9,100,000 common shares of WRR based on then current share price of $0.11 (CAD$0.14) per share, and $1,318,650 as fair market value of WRR Warrants.

The fair value of the WRR Warrants was determined using the Black-Scholes Option pricing model at the issuance date using the following assumptions:

At July 18, 2017
Expected Warrant Life	5 years
Average Risk-Free Interest Rate	1.48%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	155.82%

The transaction resulted in $2,262,519 gain from the sale of mineral assets, and was recorded in the statement of operations.

During the nine-month period ended September 30, 2017, the Company incurred $29,292 in Eligible Expenses (2016 – $236,010) on the Lapon Canyon claims of which $29,292 represented exploration expenses (2016 – $153,453).

Garfield Flats Project

On June 7, 2017, the Company entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (the “Vendor”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six (6) Orsa Claims and six (6) Lazy Claims totaling 240 acres. The term of the Garfield Agreement is ten years, and is subject to extension for two additional terms of ten years each.

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

On August 2, 2017, the Company entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease the Lazy Claims, consisting of three claims (the “Lazy Claims Property”). The term of the Lazy Claims Agreement is ten years, and is subject to extension for additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. The Company agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, the Company will not be required to pay a $2,000 annual minimum payment.

During the three-month period ended September 30, 2017, the Company staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

NOTE 5 – EQUITY INVESTMENT

On July 5, 2017, the Company entered into the “Purchase Agreement” with WRR on the Lapon Canyon Project to sell the Company’s 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. The transaction completed on July 18, 2017. All securities issued pursuant to the Purchase Agreement are subject to a hold period expiring on November 20, 2017.

At initial recognition, the Company recorded $2,327,519 as long-term equity investment, which consisted of $1,008,869 fair market value of 9,100,000 common shares of WRR based on then current share price of $0.11 (CAD$0.14) per share, and $1,318,650 as fair market value of WRR Warrants (Note 4).

Each WRR Warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR.

At September 30, 2017, the fair market value of the equity investment was calculated to be $2,355,137, and consisted of $1,020,833 associated with fair market value of 9,100,000 common shares of WRR, as revalued at September 30, 2017, and $1,334,304 associated with fair market value of WRR Warrants.

At September 30, 2017, the fair value of the WRR Warrants was revalued using the Black-Scholes Option pricing model using the following assumptions:

At September 30, 2017
Expected Warrant Life	4.8 years
Average Risk-Free Interest Rate	1.75%
Expected Dividend Yield	Nil
Average Expected Stock Price Volatility	157.00%

The revaluation of the equity investment in WRR resulted in $27,618 gain, which was mainly associated with the fluctuation of the foreign exchange rates between the US and Canadian dollars. The Company records its equity investment in WRR as Fair Value through other comprehensive income/loss (FVOCI), and as such the gain on revaluation was recorded as part of other comprehensive income included in stockholders’ equity.

NOTE 6 – NOTES AND ADVANCES PAYABLE

During the nine-month period ended September 30, 2017, the Company received $55,000 from an arm’s length party as an advance for its operating activities. The advance is non-interest bearing, unsecured and due on demand.

NOTE 7 – CONSULTING REVENUE

During the nine-month period ended September 30, 2017, the Company recorded $20,000 in consulting revenue associated with the services provided to Walker River Resources Corp.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

During the nine-month period ended September 30, 2017, the Company did not have any transactions that resulted in issuance of its common stock, or warrants or options to acquire its common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On July 5, 2017, we entered into a property purchase agreement (the “Purchase Agreement”) with WRR on the Lapon Canyon Project. Under the terms of the Purchase Agreement WRR agreed to buy back our 30% interest in the Lapon Canyon Project, which was prorated based on the amount of eligible expenditures we’ve incurred as of that date, in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares (the “WRR Warrants”). Each warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the warrants contain a provision which prevents us from exercising any warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. Closing of the Purchase Agreement was subject to the acceptance of the TSX Venture Exchange, which was received on July 17, 2017. All securities issued pursuant to the Second Option Agreement are subject to a hold period expiring on November 20, 2017.

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC ( “Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six Orsa Claims and six Lazy Claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement is ten years, and is subject to extension for two additional terms of ten years each.

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

At any time during the term of the Agreement we have a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by us to Goodsprings, cannot be applied or credited against the Purchase Price; however, once we exercise our option to acquire the Garfield Property, the minimum annual payments shall be credited against the production royalties payable.

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three additional Lazy claims totaling 60 acres and located in the vicinity of our new Garfield Property. The term of the Lazy Claims Agreement is ten years, and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment.

During the three-month period ended September 30, 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our unaudited condensed interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing and investing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our unaudited condensed interim financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2017, and 2016, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2017	2016	periods	2017	2016	periods

Revenue	$5,000	$-	$5,000	$20,000	$-	$20,000
Operating expenses
Exploration expenses	3,223	114,329	(111,106)	32,515	153,453	(120,938)
General and administrative expenses	4,085	22,986	(18,901)	14,915	45,583	(30,668)
Professional fees	2,500	3,924	(1,424)	6,500	30,101	(23,601)
Transfer agent and filing fees	5,842	4,024	1,818	9,818	9,576	242
Total operating expenses	(15,650)	(145,263)	(129,613)	(63,748)	(238,713)	(174,965)
Other items
Accrued interest recovery (expense)	-	2,412	(2,412)	-	(81)	(81)
Gain on sale of mineral interest	2,262,519	-	2,262,519	2,262,519	-	2,262,519
Net income (loss)	2,251,869	(142,851)	2,394,720	2,218,771	(238,794)	2,457,565
Fair value gain on equity investments	27,618	-	27,618	27,618	-	27,618
Comprehensive income (loss)	$2,279,487	$(142,851)	$2,422,338	$2,246,389	$(238,794)	$2,485,183

Revenues. During the three months ended September 30, 2017, we recorded $5,000 in revenue from consulting services we’ve provided to WRR. During the nine months ended September 30, 2017, we recorded $20,000 in revenue from consulting services we’ve provided to WRR. We did not have similar revenues during the three and nine months ended September 30, 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended September 30, 2017, our operating expenses decreased by $129,613, or 89%, to $15,650 for the three months then ended, compared to $145,263 for the comparable period in 2016. This change was mainly associated with reduced exploration expenses and professional fees, as the drilling program we carried out on the Lapon Canyon claims (the “Exploration Program”), which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016, and only minimal exploration activities took place during the three-month period ended September 30, 2017.

During the nine-month period ended September 30, 2017, our operating expenses decreased by $174,965, or 73%, to $63,748 for the nine months ended September 30, 2017, as compared to $238,713 for the comparable period in 2016. This change was associated with reduced exploration operations on the Lapon Property, as the drilling program on the Lapon Canyon claims (the “Exploration Program”), which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016. During the nine-month period ended September 30, 2017, we recorded $29,292 in exploration expenses directly associated with the Exploration Program, as compared with $153,453 we spent during the nine-month period ended September 30, 2017. Our general and administrative expenses decreased by $30,668, or 67%, to $14,915 for the nine months ended September 30, 2017, compared with $45,583 for the nine-month period ended September 30, 2016. The greater general and administrative expenses during the comparable period were in part attributable to the fair value of 800,000 common shares we issued to Nevada Canyon Gold Corporation, a Nevada privately held corporation, with the President and CEO in common (“NCG”), which were valued at $8,000. The shares were issued to purchase the intangible assets of NCG which included its corporate name, domain name and all related content. In addition to the above, our professional fees decreased by $23,601 to $6,500 we incurred during the nine-month period ended September 30, 2017, as compared to $30,101 we incurred during the comparable period in 2016. Greater professional fees in our Fiscal 2016 were mainly associated with legal and audit fees which increased in parallel with increased business activity.

Other items. During the nine-month period ended September 30, 2017, we recorded $2,262,519 gain from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR. At the time of the transaction the fair market value of the shares was determined to be $1,008,869 based on then current share price of $0.11 (CAD$0.14) per share, and the fair market value of WRR Warrants was determined to be $1,318,650 using the Black-Scholes Option pricing model at the issuance date using the following assumptions: expected warrant life of 5 years, expected dividend yield of 0%, an average risk-free interest rate of 1.48% and an average expected stock price volatility of 155.82%.

Net income (loss). At September 30, 2017, we recorded net income of $2,251,869 for the three-month period then ended, as compared to net loss of $142,851 for the three-month period ended September 30, 2016. The change from net loss to net income resulted from the valuation of WRR shares and WRR Warrants we received in exchange for our 30% interest in the Lapon Canyon Gold Property, which were in part offset by our operating expenses.

On a year-to-date basis, our net income was $2,218,771, as compared to net loss of $238,794 for the nine-month period ended September 30, 2016. The change from net loss to net income resulted from the valuation of WRR shares and WRR Warrants we received in exchange for our 30% interest in the Lapon Canyon Gold Property, which were in part offset by our operating expenses.

Comprehensive income (loss). As at September 30, 2017, our comprehensive income included $27,618 gain on fair value of equity investments, which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The gain resulted mainly from the fluctuation of exchange rates between the US and Canadian dollars.

Liquidity and Capital Resources

	September 30, 2017	December 31, 2016

Current assets	$20,497	$66,797
Current liabilities	172,800	106,200
Working capital deficit	$(152,303)	$(39,403)

As of September 30, 2017, we had a cash balance of $4,508, and working capital deficit of $152,303 with cash flows used in operations totaling $42,129 for the period then ended. During the nine-month period ended September 30, 2017, our operations were funded with $55,000 non-interest bearing advance we received from an arm’s length party, $20,000 we received on account of our consulting services provided to WRR, and with $9,000 in advances we received from our directors (net of $5,000 repayment of prior reimbursable expenses).

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine-month period ended September 30, 2017. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities	$(42,129)	$(235,791)
Cash flows used in investing activities	(69,152)	-
Cash flows provided by financing activities	64,000	304,494
Net increase (decrease) in cash during the period	$(47,281)	$68,703

Net cash used in operating activities: Our net cash used in operating activities decreased by $193,662, or 82%, to $42,129 for the nine months ended September 30, 2017, compared with $235,791 for the comparable period in 2016. During the nine months ended September 30, 2017, we used $43,748 to cover our cash operating costs and $981 to increase our prepaid expenses. These uses of cash were offset by $2,600 increase in amounts payable to our vendors.

During the nine-month period ended September 30, 2016, our net cash used in operating activities increased by $180,860, or 329%, to $235,791 as compared with $54,931 for the comparable period in 2015. During the nine months ended September 30, 2016, we used $230,713 to cover our cash operating costs, and to increase our prepaid expenses by $11,872. These uses of cash were offset by increase in our accounts payable of $6,794.

Certain non-cash transactions: During the nine months ended September 30, 2017, our operating costs included $2,262,519 gain from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR.

During the nine months ended September 30, 2016, our operating costs included $81 in accrued interest on $100,000 note payable we issued to an arms-length party, as well as $8,000 in share-based payment we recorded on issuance of 800,000 common shares to NCG in exchange for its intangible assets, including its corporate name, domain name and all related content.

Net cash used in investing activities: During the nine months ended September 30, 2017, we paid $15,000 as an initial payment to acquire Garfield Property pursuant to our exploration lease and option to purchase agreement with Goodsprings Development LLC. In addition, we paid $54,152 to acquire an additional 69 Orsa Claims and 75 Lazy Claims in the vicinity of our Garfield Flats Project.

During the nine months ended September 30, 2016, we did not have any investing transactions that would have effected our cash flows.

Net cash provided by financing activities: Our net cash provided by financing activities decreased by $240,494, or 79%. During the nine-month period ended September 30, 2017, we received $55,000 non-interest bearing advance from an arm’s length party; in addition, we advanced $9,000 from our directors (net of $5,000 repayment of prior reimbursable expenses). All advances are interest free and due on demand.

During the nine months ended September 30, 2016, our net cash provided by financing activities increased by $295,994, or 3,482%, to $304,494 compared with $8,500 for the comparable period in 2015. We received $375,000 in gross proceeds from a private placement for 3,750,000 shares of our common stock at $0.10 per share, which we closed on June 21, 2016. We received $30,000 advance from our CEO and President free of interest and payable on demand.

On August 1, 2016, we renegotiated the terms of the note payable we issued to an arms-length party, extending the maturity date to August 2, 2016, and reducing the interest rate to 0.75%. We repaid the note payable and accrued interest totaling $100,506 in accordance with the new terms on August 2, 2016.

Going Concern

At September 30, 2017, we had a working capital deficit of $152,303 and cash on hand of $4,508, which is not sufficient enough to carry out our current plan of operations, however we are in the process of procuring funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Income Tax Benefit

The Company has a prospective income tax benefit resulting from a net operating loss carry forwards that may offset any future operating profit.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2017.

Unproved Mineral Properties

As of the date of this quarterly report on Form 10-Q, our mineral interests are comprised of the following:

Name	Number of Claims	Total Size (Acres)
Garfield Flats Project (Exploration Lease and Option to Purchase Agreement)	12	240
Lazy Claims Property (Exploration Lease Agreement)	3	60
Orsa claims (staked and added to Garfield Flats Project)	69	1,380
Lazy claims (staked and added to Garfield Flats Project)	75	1,500
Total	159	3,180

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

Lazy Claims

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, on three additional Lazy Claims totaling 60 acres and located in Mineral County, Nevada about 18 miles southeast of the town of Hawthorne (the “Lazy Claims”).

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

Additional Claims Acquisition

During the three-month period ended September 30, 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

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

The Agreement did not grant us an interest in or to the Property, or any equity interest in WRR, but rather, granted us the right to earn up to an undivided 50% interest in the Property by incurring $500,000 (over a two-year period) in eligible exploration and other expenses required to carry out an Exploration Program established and operated by WRR on the Property (the “Eligible Expenses”). On October 15, 2016, we incurred required $250,000 in Eligible Expenses, and earned the 25% interest to the Property.

On July 5, 2017, we entered into a Purchase Agreement with WRR on the Property. As at the date of the Purchase Agreement our interest in the Property was 30%. Under the terms of the Purchase Agreement WRR agreed to buy back our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Each WRR Warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents us from exercising any of the WRR Warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. The above securities were issued on July 18, 2017, upon acceptance of the Purchase Agreement by the TSX Venture Exchange, and are subject to a hold period expiring on November 20, 2017.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the nine months ended September 30, 2017.

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

(b)	Changes in Internal Controls over Financial Reporting

During the nine-month period ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

November 13, 2017	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting Officer)

