Form 10-K
period 2017-12-31
Nevada Canyon Gold Corp.
filed 2018-04-16
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,009,000 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 30, 2017.

The number of shares of the registrant’s common stock issued and outstanding as of April 16, 2018, was 44,550,000.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business”. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

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

To acquire full consideration for all rights in and to the Agreement we paid NCG $65,000, which consisted of an initial cash deposit payment of $25,000, and a second cash payment of $30,000; the balance of $10,000 was paid through the issuance of 100,000 of our restricted common shares at a price of $0.10 per common share.

The Agreement did not grant us an interest in or to the Property, or any equity interest in WRR, but rather, granted us the right to earn up to an undivided 50% interest in the Property by incurring eligible expenditures of $500,000 (over a two-year period) in exploration and other expenses required to carry out a work program established and operated by WRR on the Property (the “Eligible Expenses”). Thereafter, the Agreement granted us an option to enter into a joint venture with WRR for further exploration and development of the Property.

On July 5, 2017, we entered into a Purchase Agreement with WRR on the Property. As at the date of the Purchase Agreement our interest in the Property was 30%. Under the terms of the Purchase Agreement WRR agreed to buy back our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Each WRR Warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents us from exercising any of the WRR Warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. The above securities were issued on July 18, 2017, upon acceptance of the Purchase Agreement by the TSX Venture Exchange, and were subject to a hold period which expired on November 20, 2017.

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six Orsa Claims and six Lazy Claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement is ten years and is subject to extension for two additional terms of ten years each.

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

During the third quarter of our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

Unproved Mineral Properties

Our mineral interests are comprised of the following:

Name	Number of Claims	Total Size (Acres)
Garfield Flats Project (Exploration Lease and Option to Purchase Agreement)	12	240
Orsa claims (staked and added to Garfield Flats Project)	69	1,380
Lazy claims (staked and added to Garfield Flats Project)	75	1,500
Lazy Claims Property (Exploration Lease Agreement)	3	60
Total	159	3,180

Garfield Flats Project

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of 12 claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement is ten years and is subject to extension for two additional terms of ten years each.

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

Location and means of access

The Garfield Flats Project consists of 159 claims (3,180 acres) located within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The Project is located in Mineral County, Nevada, with year-round access and established infrastructure, 18 miles southeast of Hawthorne, NV via U.S. Highway 95.

Geology and Mineralization

Geology

The US Geological Survey has mapped the area and has published the results as Miscellaneous Field Studies maps, MF 1485 and MF 1486. Mapped units include Paleozoic metasediments, Mesozoic sediments and intrusions, and Cenozoic volcanic rocks and porphyry intrusions. Like most of the Walker Lane, the area has a strong system of N50W- trending, normal and strike-slip faults along with a series of generally NE-trending thrust faults. The area has seen prospecting since the late 1800’s and contains hundreds of prospect pits and adits that explore various styles of base and precious metal mineralization.

The published USGS geologic quadrangle map for the Pamlico mine area, (MF 1485, MF 1486, Oldow, 1985), shows the eastern portion of the Garfield Flats project area underlain by a thick, undivided sequence of folded and faulted Mesozoic and or Paleozoic volcanic and sedimentary rocks. The western portion of the project is underlain by Jurassic- to Triassic-age Sunrise and Gabbs Formations comprising interbedded limestones and calcareous mudstones. Locally, black Tertiary basalt caps the older rocks. The structural fabric is dominated by NW-trending, Walker Lane structures and by an older N70o E fabric, several phases of strongly altered and locally mineralized intrusive rocks as well a as zones of jasperoids and strong silicification has been identified.

Mineralization

Previous work on the project has identified the following discrete zones of mineralization: (1) the Lazy Man gold zone which is a structurally-controlled, intrusion-related gold deposit that produced about 1,200 oz Au from NW-trending, high grade zones partially hosted by altered rhyolite dikes, (2) areas of strong vuggy silica alteration in both intrusive porphyritic rocks and volcanic agglomerates particularly in the footwall of the Lazy Man zone, (3) a large area of barite and copper mineralization with intense bleaching east of the gold zone, (4) strong copper showings to the southeast of the gold zone, (5) the Loman antimony mine to the southwest of the gold zone, (6) skarn zones to the west of the gold zone, (7) a large zone of strong IP response to the west of the gold zone, and (8) a pyrrhotite porphyry intrusion west of the gold zone.

Exploration History

The Garfield Flats Project covers several past producing small scale high grade mines, altered and mineralized zones discovered by geological compilations and mapping of the historical workings, discovered by previous exploration on the Project. Previous sampling on the project has revealed the presence of copper, bismuth, and antimony as well as pervasive lower grade gold mineralization, cut by vein structures (some previously mined) of higher grade gold. Previous induced polarization surveys also denoted the presence of significant coincident I.P. anomalies. Below is a summary of previous exploration of identified mineralized areas within the properties.

Lazy Man Mine

The main structure that the mine workings explore has an N35oW trend and dips about 60o to the southwest. The vein was discovered in 1933 by a local prospector. The mine is credited with a historic production of about 1,200 ounces of gold from 2,800 feet (853 m) of underground workings. The three main shafts explore about 1,000 feet (304 m) of strike length on the vein, and the shafts extend to a maximum depth of 300 feet (91 m). The workings have been mapped and sampled in some detail by Congdon and Carey in 1974, and many multi-ounce gold values are noted in the remaining vein material. One 4.9 foot-long (1.5 m) sample from a cross cut on the 300 level contained 2.2 oz Au/ton (68.4g/t). The high grade veins occur within a broader zone of intense quartz-sericite alteration, which has previously been mapped as a rhyolite. Most of the mine dumps are composed of this “rhyolite”, and Congdon and Carey measured approximately 8,000 tons of this material containing from 0.09 to 0.21 oz Au/ton (3.07 to 7.1 g/t Au). Gold occurs in iron oxide-filled fractures along with druzy quartz veinlets, and there is occasional visible gold. Detailed mapping around the old workings of the Lazy Man mine has delineated a zone of intense acid-leaching in intrusive porphyritic rocks and volcanic agglomerates primarily in the footwall of the vein. The rock now has a porous and vuggy appearance; this style of alteration is interpreted to be “Vuggy Silica” alteration that is typical of the upper levels of high-sulfidation ore deposits. Surrounding the vuggy silica zone is a zone of strong argillic alteration. Recent work has discovered previously unrecognized mineralized zones east of and parallel to the Lazy Man vein that contain silicified, brecciated outcrops assaying 2.26 g/t Au and 8,150 ppm As. These zones have been traced for over 1,200 feet (365 m) and are up to 60 feet (18 m) wide.

Eastern barite – copper zone – A large zone of intense bleaching containing barite and copper oxide showings has been exposed by numerous trenches and prospect pits. The host rock appears to be the older meta-volcanic and meta-sediment package.

Southeast copper showings – There are several strong, northwest- and northeast-trending copper-quartz veins cutting the older meta volcanic-sediment package of rocks. Adits and prospect pits explore zones of visible copper oxide. A small copper oxide leaching tank near the largest adit is full of high-grade copper oxide.

Loman antimony mine - The Loman mine is an old antimony mine developed along a five foot-wide, quartz vein-fault breccia zone containing visible stibnite and antimony oxide minerals.

Western skarn zones - Earlier exploration work has trenched along a skarn zone and exposed heavy gossan zones with locally abundant copper oxide. A small inclined shaft explores the down-dip extension of the zone. The zone trends about N 70o E, contains numerous anomalous samples, and extends into the zone of strong IP response.

IP anomaly zone - In this area, there are a number of silicified, iron-oxide stained, jasperoid zones associated with structures in platey limestones. These silicified zones are on the periphery of the IP chargeability responses and are interpreted to be the result of hydrothermal fluids from an intrusive source. Another alteration feature in this zone is black calcite veins in the platey limestone. These veins often form a stockwork pattern and locally contain sulfide minerals. The veins are interpreted to be the result of hydrothermal fluids replacing carbonate material with silica to form jasperoids at depth and then transporting the carbonate into the fractured, overlying rocks. Within the area of black calcite veinlets, there are wide zones of bleached, mildly iron oxide-stained platey limestones with thin quartz veinlets and disseminated pyrite casts.

Exploration program

Phase I of the Garfield Flats exploration program will consist of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveys. This reconnaissance program will provide accurate modern data to assist in the planning of the phase II drill program. Phase I is set to begin in spring of 2018 and last for three to four weeks, with phase II expected to begin following the compilation of the phase I results, later in 2018.

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

On July 5, 2017, we entered into a Purchase Agreement with WRR on the Property. As at the date of the Purchase Agreement our interest in the Property was 30%. Under the terms of the Purchase Agreement WRR agreed to buy back our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Each WRR Warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents us from exercising any of the WRR Warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. The above securities were issued on July 18, 2017, upon acceptance of the Purchase Agreement by the TSX Venture Exchange, and were subject to a hold period which expired on November 20, 2017.

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

Exploration history

Small scale high grade mining began on the project in 1914. Approximately 2000 feet of drifts and raises were developed from two adits and a two-stamp mill was built. Further limited underground work was carried out, returning numerous assay values in the range of one ounce per ton, with a sample at the end of an adit returning 20.6 ounces per ton. (National Instrument 43-101, Montgomery and Barr, 2004)

2015 Exploration program

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

In the end of 2015, Walker River Resources Corp. completed an initial 5-hole reverse circulation (“RC”) drill program totaling 2,500 feet on the Lapon Canyon Gold Project. The drill program was designed to test and confirm mineralization in an around the historical workings and mining on the Lapon Gold Project. The initial drill results confirmed the potential for the emplacement of significant gold mineralization on the Lapon Project.

2016 Exploration Program

During 2016, we completed a 9-hole RC drill program totaling 3,400 feet on the Lapon Project. The drill program was designed to build on the results received from the 2015 drill program carried out by Walker River Resources Corp. continuing to test and confirm mineralization in and around the historical workings and mining on the Lapon Project.

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

Trademarks and Patents

We have no intellectual property such as patents or trademarks and, other than the obligation under our option to acquire an interest in the Lapon Canyon Project that we discussed under the “Business” section, no royalty agreements or labor contracts.

Need For Any Government Approval of Principal Products or Services

We are not required to obtain permits or submit operational plans in order to conduct exploration on the Garfield Flats Project. The mining business, however, is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. We cannot predict what additional legislation or revisions might be proposed that could affect our business or when any proposals, if enacted, might become effective. Such changes, however, could require more operating capital and expenditures and could prevent or delay some of our operations.

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

We believe that we are in substantial compliance with all material government controls and regulations on the Garfield Flats Project.

Research and Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to devote 10 hours per week in 2018.

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

We are a junior exploration company incorporated on February 27, 2014 and for the period from February 27, 2014 (inception) through December 31, 2017, we only generated $24,000 in revenues from our consulting services. We have a limited operating history upon which an evaluation of our future prospects can be made. From February 27, 2014 (inception) to December 31, 2017, we have retained earning of $749,641, of which $2,262,519 resulted from gain we recorded on sale of our interest in Lapon Claims to WRR in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. These details must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the mining and mineral exploration industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors. Based upon current plans, we expect to incur losses in future periods as we incur expenses associated with our operations and exploration programs. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares.

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

Our auditor’s report on the December 31, 2017 financial statements expresses an opinion that substantial doubt exits as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Report of Independent Registered Public Accounting Firm”

We had a net income of $1,186,144 for the year ended December 31, 2017, of which $2,262,519 resulted from gain we recorded on sale of our interest in Lapon Claims to WRR in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Our future is dependent upon our ability to obtain financing, gainfully sell shares of WRR, and upon future profitable operations. We have no immediate plans to sell our investment in WRR and plan to seek additional funds through private placements of our common stock which may result in substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

If we are unable to generate cash from our operations, we may sell our equity investment in WRR or obtain additional funding which may cause substantial dilution to our then existing shareholders.

As of December 31, 2017, we had $2,981 in cash on hand and $1,418,929 in assets. From April 2014 to December 31, 2017, our initial three shareholders have advanced us $127,132 to cover our working capital expenses. We have raised $85,000 in our initial public offering and $375,000 in private placement. If we are unable to develop our business or secure additional funds we will have no choice but to sell our equity investment in WRR, or our business would fail and our shares may be rendered worthless. To preserve our equity investment in WRR we may seek to obtain debt financing, which may result in substantial dilution to our then existing shareholders. There can also be no assurance that we will be able to successfully dispose of our equity investment in WRR to satisfy our operating needs. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

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

Our mineral claims have no known reserves.

The probability of a mining claim having the necessary quantity and quality of ore to result in a profitable mining operation is uncertain and our claims, even with large investments by us, may never generate a profit.

We are dependent upon the successful exploration of our mining claims and the discovery of valuable mineralization on those claims for our success. Should we fail to locate economically extractable mineralization on our mineral claims, or enter into an agreement to option and sell our interests to mining production Company, we will have no revenue and our business will fail.

Mineral deposit estimates are imprecise and subject to error.

Mineral deposit estimation calculations, when made, may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from any original estimations. Our current mineral claims have no known ore reserves. Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore deposit or reserve. Most exploration projects do not result in discovery of commercially viable and mineable ore deposits. With little capital available, we may have to limit our exploration efforts, which decrease the chances of finding a commercially viable ore body. Even if potentially promising mineralization is identified, we may not be able to put our claims into production due to many factors, including high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If the exploration activities do not suggest a commercially successful prospect we may have to abandon our plans to pursue efforts to develop the claims.

Our future exploratory operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In the U.S., all mining is regulated by Federal and State level government agencies. Obtaining licenses and permits from these agencies as well as an environmental impact study for each mining property must be completed before starting mining activities. These are expensive and affect the timing of operations. Pollution can be anticipated with mining activities. If we are unable to comply with current or future regulations, we may expose ourselves to fines, penalties and litigation that could cause our business to fail.

Further, the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the U.S. or Nevada may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We are subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect our operations such as, but not limited to, political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, processing problems. Personal injury and death could result, as well as property damage, delays in mining, environmental damage, legal liability and monetary loss. We may not be able to obtain insurance to cover these risks at economically reasonable premiums. We do not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

Our financial performance depends on the successful operation of our exploration activities, which are subject to various operational risks.

There is no assurance we will be successful in our mining exploration activities. Our financial performance depends on the successful operation of our future exploration activities. The cost of operation and maintenance, and the results of the proposed activities may be adversely affected by a variety of factors, including the following:

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

Any of these events could significantly increase the expenses incurred our planned and future exploration activities and could materially and adversely affect our business, financial condition, future results and cash flow, if any.

In addition, our exploration activities would be subject to substantial risks, including:

●	unanticipated cost increases;
●	shortages and inconsistent qualities of equipment, material and labor;
●	work stoppages;
●	inability to obtain permits and other regulatory matters; and
●	failure by key suppliers, component manufacturers and vendors to timely and properly perform.

As all our mineral claims are in the pre-exploration stage, there can be no assurance that we will identify commercially viable qualities and quantities of mineralization on the claims.

Exploration for mineralization is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our mineral claims are in the pre-exploration stage and are without any identified economically extractable mineralization. We may not establish commercially viable quantities and qualities of economically extractable mineralization on our mineral claims and, even if we do, there is no guarantee that we will be able to interest a third-party mining company to enter into a business arrangement, e.g., option to purchase arrangement with us, which could cause our business to fail.

Because we anticipate our operating expenses will increase prior to us earning revenues, we may never achieve profitability.

Prior to completion of the exploration stage, we anticipate incurring increased operating expenses without realizing any revenues, and therefore incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue future proposed operations, which will adversely affect us. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as it conducts its business.

The search for valuable mineralization involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we do not have any coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, then our exploration activities will be adversely affected.

If our exploration costs will surpass our budgeted costs, then we will not be able to carry out all of our planned exploration of the claims. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel, among others.

The price of gold is volatile and a decrease in gold prices could cause us to incur losses.

We will be exploring primarily for gold on the claims. The profitability of gold exploration and production is directly related to the prevailing market price for gold. The market prices of metals, including the gold market, fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in gold market from the time exploration is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to explore for gold at a time when the price of gold or other related mineral make such exploration economically feasible and, subsequently, incur losses because prices have decreased. Adverse fluctuations of metals market prices or the continued decline in the gold market, generally, may force us to curtail or cease our operations.

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

We are required to comply with numerous federal, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Some of the environmental permits and governmental approvals that may be issued to us may contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs. In addition, we may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of the projects.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our exploration claims.

Our exploration activities on our claims may require permits from the BLM, and several other governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our exploration claims will be adversely affected.

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to seek a mining production company to develop or purchase our exploration claims, and thereby lose the investment we made in our exploration claims.

Our long-term success depends on our ability to identify commercially viable and mineable mineralization deposits on our exploration claims that we can then, using our best business judgment, determine whether any such deposits can be developed into a commercially viable mining operation. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of exploration is determined in part by the following factors:

●	the identification of potential silver and/or gold mineralization based on evaluation of the host rock, alteration, structure, geochemistry and proper sampling;
●	availability of government-granted operation permits;
●	the quality of our management and our geological and technical expertise; and
●	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral deposits. The decision to abandon our mineral claims may have an adverse effect on the market value of our securities and our ability to raise future financing. We cannot assure you that we will discover or acquire any mineralized material in sufficient quantities on the Property to justify commercial operations, or that we will be able to find a mining operator who is willing and able to enter into a business venture with us.

A shortage of critical equipment, supplies, and resources could adversely affect our exploration activities.

We are dependent on the availability of certain equipment, supplies and resources for us to carry out our mining exploration activities, including input commodities, drilling equipment and skilled labor. A shortage in the market for any of these factors could cause unanticipated cost increases and delays in delivery times, which could in turn adversely impact exploration schedules and costs.

Historical production on our mineral claims may not be indicative of the potential for future development.

Our mineral claims are not in commercial production, and, since acquiring our interests, we have never recorded any revenues from commercial production on the claims. The fact that there were limited historical mining operations in the mining district surrounding the mineral claims should not be relied upon as an indication that we will ever find commercially mineable quantities and qualities of extractable mineralization on our claims or have future successful commercial operations on our mineral claims. In fact, based on the information available to us, which we have reviewed, none of the historical mining operations were successful.

If the development of one or more claims included in our claims portfolio is found to be economically feasible, such claims will be subject to all of the risks associated with establishing new mining operations.

If the development of one or more of our mining claims is found to be economically feasible, and we are unable to enter into a business arrangement with a mining company that engages in mining operations and production, such development will require obtaining permits and financing, and the construction and operation of mines, processing plants and related infrastructure. As a result, the project will be subject to all of the risks associated with establishing new mining operations, including:

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

The costs, timing and complexities of developing the joint venture projects may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. We cannot provide assurance that activities will result in profitable mining operations at the mineral claim, or that we will derive financial benefits from such operations. Any one or more of the events identified above could have a material adverse effect on any revenues we may anticipate receiving from our mineral claims.

Our operations involve significant risks and hazards inherent to the mining industry.

Our exploration operations may involve the operation of large pieces of drilling and other heavy equipment. Hazards such as fire, explosion, floods, structural collapses, industrial accidents, unusual or unexpected geological conditions, ground control problems, cave-ins, flooding and mechanical equipment failure are inherent risks in our operations. Hazards inherent to the mining industry can cause injuries or death to employees, contractors or other persons on our mineral claims, severe damage to and destruction of our property, plant and equipment and mineral claims, and contamination of, or damage to, the environment can result in the suspension of our exploration activities and any future development and production activities. While the Company aims to maintain best safety practices as part of our culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.

In addition, from time to time we may be subject to governmental investigations and claims and litigation filed on behalf of persons who are harmed while working on our mineral claims or otherwise in connection with our operations. To the extent that we are subject to personal injury or other claims or lawsuits in the future, it may not be possible to predict the ultimate outcome of these claims and lawsuits due to the nature of personal injury litigation. Similarly, if we are subject to governmental investigations or proceedings, we may incur significant penalties and fines, and enforcement actions against us could result in the closing of certain of our mining operations. If claims and lawsuits or governmental investigations or proceedings are ultimately resolved against us, they could have a material adverse effect on our financial performance, financial position and results of operations. Also, if we conduct mining operations on property without the appropriate licenses and approvals, we could incur liability or our operations could be suspended.

The mining industry is very competitive.

The mining industry is very competitive. Much of our competition is from larger, established mining companies with greater liquidity, greater access to credit and other financial resources, newer or more efficient equipment, lower cost structures, more effective risk management policies and procedures and/or a greater ability than us to withstand losses. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or devote greater resources to the expansion or efficiency of their operations than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share to our detriment. We may not be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

The title to some of our mineral claims may be uncertain or defective, thus risking the investment in such claims.

The mineral claims to which we have options to buy, and those we may acquire in the future, if any, may be subject to prior recorded and unrecorded agreements, transfers or claims, and other undetected defects, which may result in defective title. A title defect on any of our mineral claims (or any portion thereof) could adversely affect our ability to mine the claims and/or process the minerals.

Title insurance is generally not available for mineral claims and our ability to ensure that we have obtained secure claim to individual mineral claims or mining concessions may be severely constrained. We rely on title information and/or representations and warranties provided by our grantors. Any challenge to titles could result in litigation, insurance claims and potential losses, delay the exploration and development of a claim and ultimately result in the loss of some or all of our interest in the claim. In addition, if we mine on a claim without the appropriate title, we could incur liability for such activities.

If we obtain insurance, it may not provide adequate coverage.

Our operations are subject to a number of risks and hazards including, but not limited to, adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, metallurgical and other processing problems, mechanical equipment failure, facility performance problems, fires and natural phenomena such as inclement weather conditions, floods and earthquakes. These risks could result in damage to, or destruction of, our mineral claims or exploration equipment, personal injury or death, environmental damage, delays in exploration, increased exploration costs, asset write downs, monetary losses and legal liability.

We do not currently have insurance and do not have any plans to obtain insurance. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration, is generally not available to us or to other companies within the mining industry. In addition, we do not carry business interruption insurance relating to our mineral claims. Accordingly, delays in returning to any future exploration could produce near-term severe impact to our business. Any losses from these events may result in significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

Changes in the market price of gold, silver and other metals, which in the past has fluctuated widely, will affect the profitability of our operations and financial condition.

Our profitability and long-term viability depend, in large part, upon the market price of gold, copper, silver and other metals and minerals which may be produced from our mineral claims, and from which we may derive revenues under any agreement we may enter into with a company that conducts mining operations on our claims. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

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

A material decrease in the market price of gold and other metals could affect the commercial viability of our mineral claims and any of our future anticipated development and production assumptions, if any. Lower gold prices could also adversely affect our ability to finance future development of our mining claims, all of which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

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

There has not been any established trading market for our common stock although our common stock is quoted on the OTC Link alternative trading system on the OTCQB marketplace and we are eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. There can be no assurances as to whether

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

Our three founders together own 29,700,000 common shares representing 66.6% of the outstanding common stock and our officer and directors hold approximately 44.6% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

Securities already quoted on the OTC Link alternative trading system on the OTCQB marketplace that become delinquent in their required filings are removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require further funding to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for our shareholders to resell any shares they may purchase, if at all.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol NGLD on the OTC Link alternative trading system on the OTCQB marketplace. Prior to January 26, 2015, our stock was quoted under the symbol TRYV. The table below presents the range of high and low bid quotes of our common stock for each quarter for the last two fiscal years as reported by the OTC Markets Group Inc. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
December 31, 2017	$0.20	$0.0455	OTC Markets Group Inc.
September 30, 2017	$0.14	$0.10	OTC Markets Group Inc.
June 30, 2017	$0.135	$0.10	OTC Markets Group Inc.
March 31, 2017	$0.15	$0.135	OTC Markets Group Inc.
December 31, 2016	$0.15	$0.10	OTC Markets Group Inc.
September 30, 2016	$0.15	$0.08	OTC Markets Group Inc.
June 30, 2016	$0.15	$0.065	OTC Markets Group Inc.
March 31, 2016*	$0.25	$0.01	OTC Markets Group Inc.

*The data is based on the pre rollback price of common stock.

Common Stock Currently Outstanding

As of December 31, 2017, we had 44,550,000 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 29 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company issued 500,000 shares with a total fair value of $65,000 to an arms-length vendor for consulting services.

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

Results of Operation

	Years ended December 31,		Changes between
	2017	2016	the periods
Operating expenses
Exploration expenses	$152,515	$185,945	$(33,430)
General and administrative expenses	558,875	64,788	494,087
Professional fees	12,504	34,684	(22,180)
Transfer agent and filing fees	14,253	12,011	2,242
Total operating expenses	(738,147)	(297,428)	440,719
Other items
Consulting services	20,000	-	20,000
Accrued interest expense	-	(2,918)	(2,918)
Gain on sale of mineral interest	2,262,519	-	2,262,519
Recapture of interest	-	2,837	(2,837)
Net income (loss) before tax	1,544,372	(297,509)	1,841,881
Deferred tax expense	(358,228)	-	358,228
Net income (loss)	1,186,144	(297,509)	1,483,653
Other comprehensive loss
Fair value loss on equity investment (net of tax effects of $336,250)	(652,722)	-	652,722
Comprehensive income (loss)	$533,422	$(297,509)	$830,931

Revenues. Due to the exploration rather than the production nature of our business, we did not have any revenue associated with our main business activities; furthermore, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the year ended December 31, 2017, our operating expenses increased by $440,719, or 148.18%, to $738,147 for the year ended December 31, 2017, compared to $297,428 for the year ended December 31, 2016.

The most significant year-to-date changes included the following:

●	Our exploration expenses decreased by $33,430 or 17.98%, to $152,515 for the year ended December 31, 2017. The decrease was partially associated with the completion of the drilling program on the Lapon Canyon claims (the “Exploration Program”) in our Fiscal 2016. The Exploration Program was required under our Agreement with WRR to earn a 50% interest in a joint venture. The decrease was also associated with our entry into a Purchase Agreement with WRR on the Property, dated for reference July 5, 2017, whereby WRR agreed to buy back our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. This decrease was offset by $120,000 we accrued to an arms-length party for consulting fees for review and compilation of all available geological and technical materials and data for the Garfield Flats Project.

●	General and administrative expenses increased by $494,087 or 762.62%, to $558,875 for the year ended December 31, 2017, compared with $64,788 for the year ended December 31, 2016. The increase was primarily attributable to an increased consulting fees associated with sourcing of new projects, including consulting fees of $120,000 we accrued to the company controlled by Mr. Jeffrey Cocks and $120,000 in consulting fees we accrued to Mr. Levine. In addition, our general and administrative expenses included a bonus of $100,000 payable to Mr. Cocks and a $100,000 bonus payable to Mr. Levine in relation to the completion of the Walker River transaction.

●	Professional fees decreased by $22,180, or 63.95%, to $12,504 for the year ended December 31, 2017, compared with $34,684 for the year ended December 31, 2016. The change was associated with decreased exploration activity following the sale of interest in Lapon Canyon Property.

●	Transfer agent and filing fees increased by $2,242, or 19%, to $14,253 for the year ended December 31, 2017, compared with $12,011 for the year ended December 31, 2016. The increase was primarily attributable to uplisting the Company’s shares from OTCPink marketplace to OTCQB.

Other items. During the year ended December 31, 2017, we recorded $2,262,519 gain from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR. At the time of the transaction the fair market value of the shares was determined to be $1,008,869 based on then current share price of $0.11 (CAD$0.14) per share, and the fair market value of WRR Warrants was determined to be $1,318,650 using the Black-Scholes Option pricing model at the issuance date using the following assumptions: expected warrant life of 5 years, expected dividend yield of 0%, an average risk-free interest rate of 1.48% and an average expected stock price volatility of 155.82%.

In addition, during the year ended December 31, 2017, we received $20,000 for consulting services from an arms-length party.

Deferred tax expense.

The sale of our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares resulted in a deferred tax expense of $358,228.

Net income (loss). At December 31, 2017, we recorded net income of $1,186,144, as compared to net loss of $297,509 for the year ended December 31, 2016. The change from net loss to net income resulted from the valuation of WRR shares and WRR Warrants we received in exchange for our 30% interest in the Lapon Canyon Gold Property, which were in part offset by our operating expenses and deferred tax expense.

Comprehensive income (loss). As at December 31, 2017, our comprehensive income included $652,722 loss on fair value of equity investments (net of tax effects of $336,250), which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The loss resulted mainly from the decrease in market price of WRR’s common stock from the initial CAD$0.14/share to CAD$0.08/share at December 31, 2017, and to a small extent from fluctuation of exchange rates between the US and Canadian dollars.

The fair market value of WRR Warrants was revalued using the Black-Scholes Option pricing model at the reporting date using the following assumptions: expected warrant life of 4.55 years, expected dividend yield of 0%, an average risk-free interest rate of 1.86% and an average expected stock price volatility of 157.85%.

Liquidity and Capital Resources.

Working capital	December 31, 2017	December 31, 2016

Current assets	$11,230	$66,797
Current liabilities	772,932	106,200
Working capital deficit	$(761,702)	$(39,403)

As of December 31, 2017, we had a cash balance of $2,981, and working capital deficit of $761,702 with cash flows used in operations totaling $68,788 for the period then ended. During the year ended December 31, 2017, we funded our operations with $55,000 non-interest bearing advance we received from an arm’s length party, $20,000 we received on account of our consulting services, and with $34,132 in advances we received from our directors.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended December 31, 2017. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital. If we are unable to secure additional capital through equity or debt financing, we may choose to sell all or part of our investment in WRR.

Cash Flow

	Year Ended December 31,
	2017	2016
Cash flows used in operating activities	$(68,788)	$(296,732)
Cash flows used in investing activities	(69,152)	-
Cash flows provided by financing activities	89,132	309,494
Net increase (decrease) in cash during the year	$(48,808)	$12,762

Net cash used in operating activities: Our net cash used in operating activities decreased by $227,944, or 76.82%, to $68,788 for the year ended December 31, 2017, compared with $296,732 for the year ended December 31, 2016. During the year ended December 31, 2017, we used $653,147 to cover our cash operating costs, this use of cash was offset by decrease in our prepaid expenses of $6,759, by increase in our accounts payable of $142,600, of which $120,000 was associated with review and compilation of available geological technical materials and data for the Garfield Flats Project, and by $435,000 increase in related party payables, which were associated with $240,000 in consulting fees payable to Mr. Levine and to a company controlled by Mr. Cocks, as well as with $200,000 bonus payable to Mr. Levine and Mr. Cocks ($100,000 each) in relation to the completion of the Walker River transaction.

During the year ended December 31, 2016 we used $289,428 to cover our cash operating costs, and to increase our prepaid expenses by $14,098. These uses of cash were offset by increase in our accounts payable of $6,794.

Certain non-cash transactions: During the year ended December 31, 2017, our operating costs included $2,262,519 gain, offset by a $358,228 deferred tax expense, from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR. In addition we recorded $65,000 as fair market value of 500,000 common shares we issued for consulting fees to an arms-length party.

During the year ended December 31, 2016, our operating costs included $2,918 in accrued interest on $100,000 note payable we issued to an arms-length party, and $2,837 we recorded on recapture of the accrued interest associated with reduction of the interest rate charged on the $100,000 note payable. In addition, we recorded $8,000 in share-based payment we recorded on issuance of 800,000 common shares to NCG in exchange for its intangible assets, including its corporate name, domain name and all related content.

Net cash used in investing activities: During the year ended December 31, 2017, we paid $15,000 as an initial payment to acquire Garfield Property pursuant to our exploration lease and option to purchase agreement with Goodsprings Development LLC. In addition, we paid $54,152 to acquire an additional 69 Orsa Claims and 75 Lazy Claims in the vicinity of our Garfield Flats Project.

During the year ended December 31, 2016, we did not have any investing transactions that would have affected our cash flows.

Net cash provided by financing activities: Our net cash provided by financing activities decreased by $220,362, or 71.2%, from $309,494 we financed during the year ended December 31, 2016, to $89,132 we financed during the year ended December 31, 2017. During the year ended December 31, 2017, we received $55,000 non-interest bearing advance from an arm’s length party; in addition, we advanced $34,132 from our directors. All advances are interest free and due on demand.

During the year ended December 31, 2016, we received $375,000 in gross proceeds from a private placement for 3,750,000 shares of our common stock at $0.10 per share, which we closed on June 21, 2016, and $35,000 as a non-interest bearing advance from our CEO and President.

On August 1, 2016, we renegotiated the terms of the note payable, extending the maturity date to August 2, 2016, and reducing the interest rate to 0.75% per annum. We repaid the note payable and accrued interest totaling $100,506 in accordance with the new terms on August 2, 2016.

Going Concern

At December 31, 2017, we had a working capital deficit of $761,702 and cash on hand of $2,981, which is not sufficient enough to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Deferred Tax Liability

At December 31, 2017, we had $21,978 in deferred tax liabilities associated with our equity investment in WRR as a result of the sale of our 30% interest in Lapon Canyon Gold Project to WRR.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

During the year ended December 31, 2017 we paid $15,000 as an initial payment to acquire Garfield Property pursuant to our exploration lease and option to purchase agreement with Goodsprings Development LLC. In addition, we paid $54,152 to acquire an additional 69 Orsa Claims and 75 Lazy Claims in the vicinity of our Garfield Flats Project.

Off-Balance Sheet Arrangements

None.

Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations except for the following:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. The most significant impact to our financial statements relates to the recognition and measurement of equity investments at fair value in our statement of opoerations. The adoption of ASU 2016-01 will increase the volatility of our other income (expense) as a result of the remeasurement of our equity investment through net income.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

NEVADA CANYON GOLD CORP.

FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nevada Canyon Gold Corp. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited liquidity and has not completed its efforts to establish a source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015.

Vancouver, Canada

April 13, 2018

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$2,981	$51,789
Prepaid expenses	8,249	15,008
	11,230	66,797

Equity investment	1,338,547	-
Mineral property interest	69,152	65,000
TOTAL ASSETS	$1,418,929	$131,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	150,800	8,200
Related party payable	567,132	98,000
Notes and advances payable	55,000	-
	772,932	106,200

Deferred tax liability	21,978	-
TOTAL LIABILITIES	794,910	106,200

Stockholders’ Equity
Preferred stock: authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2017 and 2016	-	-
Common stock: authorized 100,000,000 common shares, $0.0001 par, 44,550,000 and 44,050,000 issued and outstanding as of December 31, 2017 and 2016, respectively	4,455	4,405
Additional paid-in capital	522,645	457,695
Retained earnings (deficit)	749,641	(436,503)
Accumulated other comprehensive loss	(652,722)	-
	624,019	25,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,418,929	$131,797

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

	For the year ended December 31,
	2017	2016

Operating expenses
Exploration expenses	152,515	185,945
General and administrative expenses	558,875	64,788
Professional fees	12,504	34,684
Transfer agent and filing fees	14,253	12,011
	(738,147)	(297,428)

Other items
Consulting services	20,000	-
Accrued interest expense	-	(2,918)
Gain on sale of mineral interest	2,262,519	-
Recapture of interest	-	2,837
Net income (loss) before tax	1,544,372	(297,509)

Deferred tax expense	(358,228)	-
Net income (loss)	1,186,144	(297,509)

Other comprehensive loss
Fair value loss on equity investment (net of tax effects of $336,250)	(652,722)	-
Comprehensive income (loss)	$533,422	$(297,509)

Net income (loss) per common share - basic	$0.03	$0.00
Net income (loss) per common share - diluted	$0.03	$0.00
Weighted average number of common shares outstanding Basic and diluted	44,140,411	88,802,049

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statement of Stockholders’ Equity

(Presented in US Dollars)

				Retained	Other	Total
	Common Stock		Additional	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Captial	(Deficit)	Loss	Equity
Balance, December 31, 2015	219,500,000	$21,950	$75,150	$(156,994)	$-	$(59,894)

Common stock issued for corporate name	800,000	80	7,920	-	-	8,000
Common stock retired	(180,000,000)	(18,000)	-	18,000	-	-
Common shares issued for cash	3,750,000	375	374,625		-	375,000
Net loss for the year	-	-	-	(297,509)	-	(297,509)
Balance, December 31, 2016	44,050,000	4,405	457,695	(436,503)	-	25,597

Common stock issued for services	500,000	50	64,950	-	-	65,000
Net income for the year	-	-	-	1,186,144	-	1,186,144
Other comprehensive loss	-	-	-	-	(652,722)	(652,722)
Balance, December 31, 2017	44,550,000	$4,455	$522,645	$749,641	$(652,722)	$624,019

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

	For the year ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$1,186,144	$(297,509)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Non-cash interest expense	-	2,918
Recapture of interest	-	(2,837)
Share-based payment	65,000	8,000
Deferred tax expense	358,228	-
Gain on sale of mineral interest	(2,262,519)	-
Changes in operating assets and liabilities:
Accounts payable	142,600	6,794
Prepaid expenses	6,759	(14,098)
Related party payable	435,000	-
Net cashed used by operating activities	(68,788)	(296,732)

INVESTING ACTIVITIES
Acquisition of mineral property interests	(69,152)	-
Net cash used by investing activities	(69,152)	-

FINANCING ACTIVITIES
Common stock	-	375,000
Advances from shareholders	34,132	35,000
Notes and advances payable	55,000	-
Repayment of note payable	-	(100,506)
Net cash provided by financing activities	89,132	309,494

Net increase (decrease) in cash	(48,808)	12,762
Cash, at beginning	51,789	39,027
Cash, at end	$2,981	$51,789

Supplemental cash flow information:
Cash paid for interest	$-	$506
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Common stock issued for corporate name	$-	$8,000
Shares received for mineral property	$2,327,519	$-

The accompanying notes are an integral part of these financial statements

NEVADA CANYON GOLD CORP.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

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

Equity Investments

Equity investments are classified as available for sale and are stated at fair market value. Unrealized gains and losses are recognized in other comprehensive income (loss).

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

Income/ Loss per Share

The Company’s basic income/loss per share is calculated by dividing its net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive income/loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, related party advances, and notes and advances payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2017 and 2016, respectively.

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

Stock-Based Compensation

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

Reclassification

Certain prior period numbers have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations except for the following:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. The most significant impact to our financial statements relates to the recognition and measurement of equity investments at fair value in our statement of operations. The adoption of ASU 2016-01 will increase the volatility of our other income (expense) as a result of the remeasurement of our equity investment through net income.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Amounts due to the Chief Executive Officer (“CEO”) (a)	$165,132	$51,000
Amounts due to a company controlled by the CEO (a)	120,000	5,000
Amounts due to a director(a)	261,000	21,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$567,132	$98,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the year ended December 31, 2017, the Company received $14,132 as a non-interest bearing advance from the Company’s CEO and $20,000 as a non-interest bearing advance from the Company’s director.

During the year ended December 31, 2017, the Company repaid $5,000 in prior reimbursable expenses due to the company controlled by the CEO. Consulting fees of $120,000 were accrued to the company controlled by the CEO and $120,000 in consulting fees were accrued to a director of the Company.

A bonus of $200,000 was accrued to the CEO and a director in relation to the completion of the Walker River transaction (Note 5).

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

Full consideration for all rights in and to the Agreement consisted of the following: payment of $65,000 by the Company to NCG comprised of an initial cash deposit of $25,000, a cash payment of $30,000 and the balance of $10,000 paid through the issuance of 1,000,000 restricted common shares of the Company issued to NCG at a price of $0.01. All consideration had been fully paid as at December 31, 2015.

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

At initial recognition, the Company recorded $2,327,519 as fair market value of common shares and WRR warrants based on then current share price of $0.11 (CAD$0.14) per share.

The transaction resulted in $2,262,519 gain from the sale of mineral assets, and was recorded in the statement of operations.

During the year ended December 31, 2017, the Company incurred $29,292 in Eligible Expenses (2016 – $227,787) on the Lapon Canyon claims of which $29,292 represented exploration expenses (2016 – $185,945).

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

At any time during the term of the Garfield Agreement the Company has a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by the Company to the Vendor, cannot be applied or credited against the Purchase Price; however, once the Company exercises its option to acquire the Garfield Property, the minimum annual payments shall be credited against the production royalties payable.

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

During the year ended December, 31 2017, the Company staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

During the year ended December 31, 2017, the Company accrued $120,000 in exploration expenses associated with consulting fees for review and compilation of all available geological and technical materials and data for the Garfield Flats Project.

NOTE 5 – EQUITY INVESTMENT

On July 5, 2017, the Company entered into the Purchase Agreement with WRR on the Lapon Canyon Project to sell the Company’s 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. The transaction completed on July 18, 2017.

At initial recognition, the Company recorded $2,327,519 as long-term equity investment based on then current share price of $0.11 (CAD$0.14) per share (Note 4).

Each WRR Warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Because these warrants can be exercised for no further consideration they have been accounted for as being equivalent to shares and classified as available for sale.

At December 31, 2017, the fair market value of the equity investment was calculated to be $1,338,547 based on the market price of WRR common shares.

The revaluation of the equity investment in WRR resulted in $988,972 loss, which was mainly associated with the decrease of the market price of WRR’s common stock from the initial CAD$0.14/share to CAD$0.08/share at December 31, 2017. The Company records its equity investment in WRR as Fair Value through other comprehensive income/loss (FVOCI), and as such the loss on revaluation was recorded as part of other comprehensive loss included in stockholders’ equity.

NOTE 6 – NOTES AND ADVANCES PAYABLE

During the year ended December 31, 2017, the Company received an advance of $55,000 for its operating activities. The advance is non-interest bearing, unsecured and due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2017, the Company issued 500,000 shares with a total fair value of $65,000 to an arms length vendor for consulting services.

During the year ended December 31, 2016, the Company completed the following transactions:

●	On March 30, 2016, the Company issued 800,000 shares with a total fair value of $8,000 to purchase the intangible assets of NCG which included its corporate name and its domain name and all related content, which was expensed and included in corporate costs.

●	On April 4, 2016, each of the Company’s three shareholders tendered 60,000,000 shares (6,000,000 pre-split shares) of common stock for cancellation. As a result, a total of 180,000,000 shares of common stock were cancelled and returned to the Company’s treasury to a status of authorized but unissued. The cancelling shareholders provided a release for the benefit of the Company releasing the Company from any potential loss resulting from their cancellation.

●	On June 21, 2016, the Company completed its private placement offering by issuing to the subscribers a total of 3,750,000 shares of common stock at $0.10 per share for total proceeds of $375,000.

NOTE 8 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2017	2016
Net income (loss) before tax	$1,544,372	$(297,509)
Statutory tax rate	34%	34%
Expected income tax recovery at statutory rate	525,086	(101,153)
Non-deductible expenditures	-	908
Adjustments relating to previously filed tax returns	(1,292)
Impact of change in future tax rates	(13,606)
Change in valuation allowance	(151,960)	100,245
Total income tax expense	$358,228	$-

The Company has the following deductible temporary differences:

	2017	2016
Deferred income tax assets (liability):
Marketable securities	$(103,026)	$-
Non-capital loss carry-forward	81,048	151,960
Total deferred income tax assets (liability)	(21,978)	151,960
Less: Valuation allowance	-	(151,960)
Net deferred income tax assets (liability)	$(21,978)	$-

The Company has net operating losses of approximately $385,939 available to reduce future years’ taxable income. These losses may be carried forward indefinitely. Tax attributes are subject to review, and potential adjustment, by tax authorities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2017, were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2017.

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

Based on an assessment of the Company’s internal control procedures over financial reporting for the year ended December 31, 2017, management believes that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management the Company does not have adequate segregation of duties in the handling of its financial reporting due to limited number of personnel.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

There was no changes in our internal control over financial reporting that occurred for the year ended December 31, 2017, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until his or her successor is elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Jeffrey Cocks	55	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael Levine	68	Director

The persons named above have held their offices/positions since February 28, 2014, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Jeffrey Cocks, Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary

Jeffrey Cocks is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committees of Smooth Rock Ventures Corp, Lithium Energi Exploration Inc. and Power America Minerals Corp all of which are traded on the Toronto Stock Exchange. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks has a degree from Simon Frasier University in its securities program.

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

Possible Potential Conflicts

Our common stock is quoted on the OTC Link alternative trading system on the OTCQB marketplace, which does not have director independence requirements.

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2017 and 2016, compensation awarded to, paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeffrey Cocks(1), CEO, CFO and	2017	-	100,000	(2)	-	-	-	-	120,000	(3)	220,000
Director	2016	-	-		-	-	-	-	-		-

Michael Levine(1),	2017	-	100,000	(2)	-	-	-	-	120,000	(4)	220,000
Director	2016	-	-		-	-	-	-	-		-

(1)	We have no formal employment arrangement with Mr. Cocks or Mr. Levine at this time. Mr. Cocks’ and Mr. Levine’s compensation has not been fixed or based on any percentage calculations.
(2)	At December 31, 2017, we agreed to a cash bonus of $200,000 payable to Mr. Cocks and Mr. Levine ($100,000 each) in relation to the completion of the Walker River transaction. As at the date of this Annual Report on Form 10-K the bonus remains unpaid.
(3)	During our fiscal 2017 we accrued $120,000 in consulting fees payable to the company controlled by Mr. Cocks.
(4)	During our fiscal 2017 we accrued $120,000 in consulting fees to Mr. Levine.

Grants of Plan-Based Awards

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2017 and 2016.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of April 12, 2018, we had 44,550,000 shares of common stock outstanding of which 29,700,000 was held by three shareholders. There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	9,950,000	22.3%
Common Stock	Michael Levine	9,950,000	22.3%
	All Officers and Directors as a Group	19,900,000	44.6%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	9,950,000	22.3%
Common Stock	Michael Levine	9,950,000	22.3%
Common Stock	BCIM Management, LP(1)	9,800,000	22.0%

(1)	Ron Tattum, has dispositive voting control over the shares owned by BCIM Management, LP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Cocks, our chairman, Chief Executive Officer, Chief Financial Officer and secretary, and Mr. Levine, our director.

Our office and mailing address is 316 California Avenue, Suite 543, Reno, NV 89509.

Our sole officer and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and directors have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

During the year ended December 31, 2017, we received $14,132 as a non-interest bearing advance from Mr. Cocks, our CEO, CFO and a director, and $20,000 as a non-interest bearing advance from Mr. Levine, our director. During the same period we repaid $5,000 in prior reimbursable expenses due to West Isle Ventures, Ltd., the company controlled by Mr. Cocks.

Aside from the transactions noted above and in Item 11 of this Annual Report on Form 10-K, we had no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent; and
●	obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2017	December 31, 2016

Audit Fees	$9,500	$6,500
Audit-Related Fees	$-	$5,000
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Annual Repot on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1*	Articles of Incorporation (6)
3.1.1*	Certificate of Correction to Articles of Incorporation (6)
3.1.2**	Certificate of Amendment to Articles of Incorporation (5)
3.2*	Bylaws (6)
14.1*	Code of Ethics (6)
10.01.1*	Definitive Agreement, dated December 17, 2015 (1)
10.01.2*	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
31.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

April 16, 2018	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2018	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

April 16, 2018	/s/ Michael Levine
Michael Levine Director