Form 10-Q
period 2018-03-31
Nevada Canyon Gold Corp.
filed 2018-05-15
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2018, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,550,000.

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$3,612	$2,981
Prepaid expenses	6,552	8,249
	10,164	11,230

Equity investment	975,525	1,338,547
Mineral property interest	69,152	69,152
TOTAL ASSETS	$1,054,841	$1,418,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$149,661	$150,800
Related party payable	577,132	567,132
Notes and advances payable	55,000	55,000
	781,793	772,932

Deferred tax liability	-	21,978
TOTAL LIABILITIES	781,793	794,910

Stockholders’ Equity
Preferrred stock: authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock: authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of March 31, 2018 and December 31, 2017	4,455	4,455
Additional paid in capital	522,645	522,645
Retained earnings (deficit)	(254,052)	749,641
Accumulated other comprehensive loss	-	(652,722)
	273,048	624,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,054,841	$1,418,929

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2018	2017

Operating expenses
Exploration expenses	$-	$20,008
General and administrative expenses	3,443	4,945
Professional fees	1,500	2,500
Transfer agent and filing fees	4,984	2,101
	(9,927)	(29,554)

Other items
Fair value loss on equity investments	(363,022)	-
Deferred tax recovery	21,978	-
Net and comprehensive loss	$(350,971)	$(29,554)

Net loss per common share - basic and diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding-Basic and diluted	44,550,000	44,050,000

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(350,971)	$(29,554)
Adjustment to reconcile net loss to net cash used by operating activities:
Fair value loss on equity investments	363,022	-
Deferred tax recovery	(21,978)	-
Changes in operating assets and liabilities:
Accounts payable	(1,139)	(1,400)
Prepaid expenses	1,697	(659)
Net cashed used by operating activities	(9,369)	(31,613)

FINANCING ACTIVITIES
Advances from shareholders	10,000	(5,000)
Net cash provided by (used in) financing activities	10,000	(5,000)

Net increase (decrease) in cash	631	(36,613)
Cash, at beginning	2,981	51,789
Cash, at end	$3,612	$15,176

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

For the three months ended March 31, 2018 and 2017

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Nevada Canyon Gold Corp. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. The Company is involved in acquiring and exploring mineral properties in Nevada.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations except for the following:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2017. The most significant impact to the Company’s financial statements relates to the recognition and measurement of equity investments at fair value in the Company’s statement of operations. The adoption of ASU 2016-01 increases the volatility of the Company’s other income (expense) as a result of the remeasurement of its equity investment through net income/loss. On adoption of ASU 2016-01 on January 1, 2018, accumulated other comprehensive loss of $652,722 was reclassified to deficit.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Advances due to the Chief Executive Officer (“CEO”)	$165,132	$165,132
Advances due to a company controlled by the CEO	120,000	120,000
Advances due to a director	271,000	261,000
Advances due to a major shareholder	21,000	21,000
Related party advances	$577,132	$567,132

Advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – MINERAL PROPERTY INTERESTS

Garfield Flats Project

On June 7, 2017, the Company entered into an exploration lease and option agreement (the “Garfield Agreement”) with Goodsprings Development LLC (the “Vendor”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six Orsa Claims and six Lazy Claims totaling 240 acres. The term of the Garfield Agreement is ten years, and is subject to extension for two additional terms of ten years each.

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

At any time during the term of the Garfield Agreement the Company has a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by the Company to the Vendor cannot be applied or credited against the Purchase Price, however, once the Company exercises its option to acquire the Garfield Property, the minimum annual payments shall be credited against the production royalties payable.

On August 2, 2017, the Company entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease the Lazy Claims, consisting of three claims. These claims were added to the Garfield Flats Project. The term of the Lazy Claims Agreement is ten years, and is subject to extension for additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. The Company agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, the Company will not be required to pay a $2,000 annual minimum payment.

During the year ended December 31, 2017, the Company staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

During the three-month period ended March 31, 2018, the Company did not incur any expenses associated with its mineral property interests.

NOTE 5 – EQUITY INVESTMENT

The Company has 9,100,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 11,900,000 common shares.

Each WRR Warrant is exercisable for a period of five years without further consideration into one common share of WRR. The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Because these warrants can be exercised for no further consideration they have been accounted for as being equivalent to shares and classified as available for sale.

At March 31, 2018, the fair market value of the equity investment was calculated to be $975,525 (2017 - $1,338,547) based on the market price of WRR common shares.

The revaluation of the equity investment in WRR resulted in $363,022 loss.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2018 and 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On July 5, 2017, we entered into a property purchase agreement (the “Purchase Agreement”) with WRR on the Lapon Canyon Project. Under the terms of the Purchase Agreement WRR agreed to buy back our 30% interest in the Lapon Canyon Project, which was prorated based on the amount of eligible expenditures we’ve incurred as of that date, in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares (the “WRR Warrants”). Each warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the warrants contain a provision which prevents us from exercising any warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. Closing of the Purchase Agreement was subject to the acceptance of the TSX Venture Exchange, which was received on July 17, 2017. All securities issued pursuant to the Purchase Agreement were subject to a hold period which expired on November 20, 2017.

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

At any time during the term of the Agreement we have a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by us to Goodsprings cannot be applied or credited against the Purchase Price; however, once we exercise our option to acquire the Garfield Property, the minimum annual payments shall be credited against the production royalties payable.

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

During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Three months ended March 31,		Changes between the
	2018	2017	periods

Operating expenses
Exploration expenses	-	20,008	(20,008)
General and administrative expenses	3,443	4,945	(1,502)
Professional fees	1,500	2,500	(1,000)
Transfer agent and filing fees	4,984	2,101	2,883
Total operating expenses	(9,927)	(29,554)	(19,627)
Other items
Fair value loss on equity investments	(363,022)	-	363,022
Deferred tax recovery	21,978	-	21,978
Net and comprehensive loss	$(350,971)	$(29,554)	$321,417

Revenues. We had no revenues for the three months ended March 31, 2018 and 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended March 31, 2018, our operating expenses decreased by $19,627, or 66%, to $9,927 for the three months then ended, compared to $29,554 for the comparable period in 2017. This change was mainly associated with overall reduced business activity and absence of exploration expenses as compared to $20,008 we spent on exploration during the three months ended March 31, 2017, as the drilling program we carried out on the Lapon Canyon claims (the “Exploration Program”), which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016, and the new exploration program on the Garfield Property has not commenced yet. In addition, our professional fees and general and administrative expenses have also decreased by $1,000 and $1,502, respectively. Our transfer agent and filing fees have increased by $2,883 to $4,984 for the three-month period ended March 31, 2018, as compared to $2,101 we incurred during the three months ended March 31, 2017, this increase resulted from our uplisting from OTCPink marketplace to OTCQB.

Other items. During the three months ended March 31, 2018, we recognized $363,022 loss on fair value of equity investments, which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The loss resulted mainly from the decrease in market price of WRR’s common stock from CAD$0.08/share at December 31, 2017, to CAD$0.06/share at March 31, 2018, and to a small extent from fluctuation of exchange rates between the US and Canadian dollars. During the same period we recorded $21,978 as recovery of deferred tax liability associated with the decrease in fair market value of WRR shares.

Net and comprehensive loss. At March 31, 2018, we recorded net loss of $350,971 for the three-month period then ended, as compared to net loss of $29,554 for the three-month period ended March 31, 2017. The overall increase in our net loss resulted from the revaluation of WRR Shares and WRR Warrants as more thoroughly described in “Results of Operations; Other items”, which was in part offset by decrease in our operating expenses.

Liquidity and Capital Resources

	March 31, 2018	December 31, 2017

Current assets	$10,164	$11,230
Current liabilities	781,793	772,932
Working capital deficit	$(771,629)	$(761,702)

As of March 31, 2018, we had a cash balance of $3,612, and working capital deficit of $771,629 with cash flows used in operations totaling $9,369 for the period then ended. During the three months ended March 31, 2018, our operations were funded with $10,000 non-interest bearing advance we received from our director.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended March 31, 2018. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Three Months Ended March 31,
	2018	2017
Cash flows used in operating activities	$(9,369)	$(31,613)
Cash flows provided by (used in) financing activities	10,000	(5,000)
Net increase (decrease) in cash during the period	$631	$(36,613)

Net cash used in operating activities: Our net cash used in operating activities decreased by $22,244, or 70%, to $9,369 for the three months ended March 31, 2018, compared with $31,613 for the comparable period in 2017. During the three months ended March 31, 2018, we used $9,927 to cover our cash operating costs and $1,139 to reduce our accounts payable. These uses of cash were offset by $1,697 decrease in our prepaid expenses.

Our net cash used in operating activities decreased by $2,115, or 6%, to $31,613 for the three months ended March 31, 2017, compared with $33,728 for the comparable period in 2016. During the three months ended March 31, 2017, we used $29,554 to cover our cash operating costs, $1,400 to decrease amounts payable to our vendors, and $659 to increase prepaid expenses.

Certain non-cash transactions: During the three months ended March 31, 2018, our operating costs included $363,022 loss we recognized on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property, and $21,978 deferred tax recovery associated with the decrease in fair market value of WRR shares.

During the three months ended March 31, 2017, we did not incur any non-cash transactions that would have affected our net and comprehensive loss.

Net cash provided by financing activities: Our net cash provided by financing activities increased by $15,000, or 300%. During the three months ended March 31, 2018, we received $10,000 non-interest bearing advance from our director. During the three months ended March 31, 2017, we repaid $5,000 in advances we received from our CEO and President during our Fiscal 2016.

Net cash provided by investing activities: During the three months ended March 31, 2018 and 2017, we did not have any investing transactions that would have effected our cash flows.

Going Concern

At March 31, 2018, we had a working capital deficit of $771,629 and cash on hand of $3,612, which is not sufficient enough to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Deferred Tax Liability

At December 31, 2017, we had $21,978 in deferred tax liability associated with our equity investment in WRR as a result of the sale of our 30% interest in Lapon Canyon Gold Project to WRR. At March 31, 2018, the decrease in fair market value of WRR shares, resulted in full recovery of deferred tax liability.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2018.

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

Additional Claims Acquisition

During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer, who is also our Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

May 15, 2018	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting Officer)

