Form 10-Q
period 2018-06-30
Nevada Canyon Gold Corp.
filed 2018-07-30
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2018, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,550,000.

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$1,730	$2,981
Prepaid expenses	3,869	8,249
	5,599	11,230

Equity investment	956,233	1,338,547
Mineral property interest	69,152	69,152
TOTAL ASSETS	$1,030,984	$1,418,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$158,545	$150,800
Related party advances	582,132	567,132
Notes and advances payable	55,000	55,000
	795,677	772,932

Deferred tax liability	-	21,978
Total Liabilities	795,677	794,910

Stockholders’ Equity
Preferrred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of June 30, 2018 and December 31, 2017	4,455	4,455
Additional paid in capital	522,645	522,645
Accumulated other comprehensive loss	-	(652,722)
Retained earnings (deficit)	(291,793)	749,641
	235,307	624,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,030,984	$1,418,929

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Operating expenses
Exploration expenses	$-	$9,284	$-	$29,292
General and administrative expenses	8,228	5,885	11,671	10,830
Professional fees	6,000	1,500	7,500	4,000
Transfer agent and filing fees	4,220	1,875	9,204	3,976
	(18,448)	(18,544)	(28,375)	(48,098)

Other items
Consulting services	-	15,000	-	15,000
Fair value loss on equity investments	(19,293)	-	(382,315)	-
Deferred tax recovery	-	-	21,978	-
Net and comprehensive loss	$(37,741)	$(3,544)	$(388,712)	$(33,098)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding; Basic and diluted	44,550,000	44,050,000	44,550,000	44,050,000

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Cash flows used in operating activities
Net loss	$(388,712)	$(33,098)
Adjustment to reconcile net loss to net cash used by operating activities
Fair value loss on equity investments	382,315	-
Deferred tax recovery	(21,978)	-
Changes in operating assets and liabilities
Accounts payable	7,744	(2,158)
Prepaid expenses	4,380	8,005
Net cashed used by operating activities	(16,251)	(27,251)

INVESTING ACTIVITIES
Acquisition of mineral property interest	-	(15,000)
Net cash used by investing activities	-	(15,000)

FINANCING ACTIVITIES
Advances from shareholders	15,000	(5,000)
Net cash provided by (used in) financing activities	15,000	(5,000)

Net decrease in cash	(1,251)	(47,251)
Cash, at beginning	2,981	51,789
Cash, at end	$1,730	$4,538

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Advances due to the Chief Executive Officer (“CEO”)	$170,132	$165,132
Advances due to a company controlled by the CEO	120,000	120,000
Advances due to a director	271,000	261,000
Advances due to a major shareholder	21,000	21,000
Related party advances	$582,132	$567,132

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

In order to retain the rights to the exploration lease, the Company is required to make the following minimum annual payments:

Minimum Payment
Upon execution of the option agreement (the “Effective Date”)(paid)	$15,000
First anniversary of the Effective Date (verbal extension granted)	$15,000
Second and third anniversaries of the Effective Date	$20,000
Fourth and fifth anniversaries of the Effective Date	$25,000
Sixth and each succeeding anniversary of the Effective Date in perpetuity	$40,000

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

During the six-month period ended June 30, 2018, the Company did not incur any expenses associated with its mineral property interests.

On July 11, 2018, the Company entered into a definitive purchase agreement with Walker River Resources (“WRR”) for the sale of the Garfield Agreement for cash consideration of $55,000. The mineral property interests associated with the Garfield Agreement will therefore be derecognized subsequent to the period ended June 30, 2018.

NOTE 5 – EQUITY INVESTMENT

The Company has 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares (“WRR Warrant”).

Each WRR Warrant is exercisable for a period of five years without further consideration into one common share of WRR. The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR.

At June 30, 2018, the fair market value of the equity investment was calculated to be $956,233 (2017 - $1,338,547) based on the market price of WRR common shares.

The revaluation of the equity investment in WRR resulted in a loss of $382,315 (2017 - $nil) for the six months ended June 30, 2018.

NOTE 6 – SUBSEQUENT EVENT

On July 11, 2018, the Company entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement (Note 4). Full consideration for the Garfield Agreement consists of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable the Company issued to Walker River Resources Corp. during its fiscal 2017. The note payable was due on demand and did not accumulate any interest.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2018 and 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. We are involved in acquiring and exploring mineral properties in Nevada, however, as of the date of this Quarterly Report on Form 10-Q we have not generated or realized any revenues from these business operations.

We were a party to an exploration agreement (the “Agreement”) with an option to form a joint venture with Walker River Resources Corp. (“WRR”) on its wholly-owned Lapon Canyon Gold Project (“Lapon Canyon Project”, or “the Property”) located approximately 40 miles southeast of Yerington, Nevada. The Agreement did not grant us an interest in or to the Property, or any equity interest in WRR, but rather, granted us the right to earn up to an undivided 50% interest in the Property by incurring eligible expenditures of $500,000 (over a two-year period) in exploration and other expenses required to carry out a work program established and operated by WRR on the Property (the “Eligible Expenses”).

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

On July 11, 2018, the Company entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consists of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable we issued to WRR during its fiscal 2017.

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three additional Lazy claims totaling 60 acres and located in the vicinity of the Garfield Property. The term of the Lazy Claims Agreement is ten years, and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment. As of the date of this Quarterly Report on Form 10-Q, the Company retains its leasing rights to Lazy Claims.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2018	2017	periods	2018	2017	periods

Operating expenses
Exploration expenses	-	9,284	(9,284)	-	29,292	(29,292)
General and administrative expenses	8,228	5,885	2,343	11,671	10,830	841
Professional fees	6,000	1,500	4,500	7,500	4,000	3,500
Transfer agent and filing fees	4,220	1,875	2,345	9,204	3,976	5,228
Total operating expenses	(18,448)	(18,544)	(96)	(28,375)	(48,098)	(19,723)
Other items
Consulting services	-	15,000	(15,000)	-	15,000	(15,000)
Fair value loss on equity investments	(19,293)	-	19,293	(382,315)	-	382,315
Deferred tax recovery	-	-	-	21,978	-	21,978
Net and comprehensive loss	$(37,741)	$(3,544)	$34,197	$(388,712)	$(33,098)	$355,614

Revenues. We had no revenues for the three and six months ended June 30, 2018 and 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended June 30, 2018, our operating expenses decreased by $96, or 1%, to $18,448 for the three months then ended, compared to $18,544 for the comparable period in 2017. This change was mainly associated with absence of the exploration expenses as compared to $9,284 we spent on exploration during the three months ended June 30, 2017, as the drilling program we carried out on the Lapon Canyon claims (the “Exploration Program”), which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016, and the exploration program on the Garfield Property was terminated in response to our negotiations on the definitive purchase agreement with WRR for the sale of the Garfield Agreement, which was finalized on July 11, 2018. The decrease in exploration expenses was offset by $4,500 increase to our professional fees, and $2,343 increase to the general and administrative expenses. Our transfer agent and filing fees have increased by $2,345 to $4,220 for the three-month period ended June 30, 2018, as compared to $1,875 we incurred during the three months ended June 30, 2017, this increase resulted from our uplisting from OTCPink marketplace to OTCQB.

During the six-month period ended June 30, 2018, our operating expenses decreased by $19,723, or 41%, to $28,375 for the six months ended June 30, 2018, as compared to $48,098 for the comparable period in 2017. This change was mainly associated with absence of the exploration expenses as compared to $29,292 we spent on exploration during the six months ended June 30, 2017, as the Exploration Program, which was required under our Agreement with WRR to earn a 50% interest in a joint venture, was completed in our Fiscal 2016, and the exploration program on the Garfield Property was terminated in response to our negotiations on the definitive purchase agreement with WRR for the sale of the Garfield Agreement, which was finalized on July 11, 2018. The decrease in exploration expenses was offset by $3,500 increase to our professional fees, and $841 increase to the general and administrative expenses. Our transfer agent and filing fees have increased by $5,228 to $9,204 for the six-month period ended June 30, 2018, as compared to $3,976 we incurred during the six months ended June 30, 2017, this increase resulted from our uplisting from OTCPink marketplace to OTCQB.

Other items. During the three months ended June 30, 2018, we recognized $19,293 loss on fair value of equity investments, which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The loss resulted from fluctuation of exchange rates between the US and Canadian dollars, as the market price of WRR’s common stock did not change from March 31, 2018 as compared to June 30, 2018. In addition, during the three months ended June 30, 2017, we received $15,000 for consulting services from an arms-length party; we did not have any income from similar services during the three months ended June 30, 2018.

During the six months ended June 30, 2018, we recognized $382,315 loss on fair value of equity investments, which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The loss resulted mainly from the decrease in market price of WRR’s common stock from CAD$0.08/share at December 31, 2017, to CAD$0.06/share at June 30, 2018, and to a small extent from fluctuation of exchange rates between the US and Canadian dollars. During the same period we recorded $21,978 as recovery of deferred tax liability associated with the decrease in fair market value of WRR shares. In addition, during the six months ended June 30, 2017, we received $15,000 for consulting services from an arms-length party; we did not have any income from similar services during the six months ended June 30, 2018.

Net and comprehensive loss. At June 30, 2018, we recorded net loss of $37,741 for the three-month period then ended, as compared to net loss of $3,544 for the three-month period ended June 30, 2017. The overall increase in our net loss resulted from the revaluation of WRR Shares and WRR Warrants as more thoroughly described in “Results of Operations; Other items”, which was in part offset by decrease in our operating expenses.

Our net loss for the six-month period ended June 30, 2018 was $388,712, as compared to net loss of $33,098 for the six-month period ended June 30, 2018. The overall increase in our net loss resulted from the revaluation of WRR Shares and WRR Warrants as more thoroughly described in “Results of Operations; Other items”, which was in part offset by decrease in our operating expenses.

Liquidity and Capital Resources

	June 30, 2018	December 31, 2017

Current assets	$5,599	$11,230
Current liabilities	795,677	772,932
Working capital deficit	$(790,078)	$(761,702)

As of June 30, 2018, we had a cash balance of $1,730, and working capital deficit of $790,078 with cash flows used in operations totaling $16,251 for the period then ended. During the six months ended June 30, 2018, our operations were funded with $15,000 non-interest bearing advances we received from our director and from our President and CEO.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended June 30, 2018. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Six Months Ended June 30,
	2018	2017
Cash flows used in operating activities	$(16,251)	$(27,251)
Cash flows used in investing activities	-	(15,000)
Cash flows provided by (used in) financing activities	15,000	(5,000)
Net decrease in cash during the period	$(1,251)	$(47,251)

Net cash used in operating activities: Our net cash used in operating activities decreased by $11,000, or 40%, to $16,251 for the six months ended June 30, 2018, compared with $27,251 for the comparable period in 2017. During the six months ended June 30, 2018, we used $28,375 to cover our cash operating costs. This use of cash was offset by $7,744 increase in our accounts payable and accrued liabilities and by $4,380 decrease in our prepaid expenses.

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

Certain non-cash transactions: During the six months ended June 30, 2018, our operating expenses included $382,315 loss we recognized on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property, and $21,978 deferred tax recovery associated with the decrease in fair market value of WRR shares.

We did not incur any non-cash transactions that would have affected our net and comprehensive loss during the six-month period ended June 30, 2017.

Net cash used in investing activities: During the six-month period ended June 30, 2018, we did not have any investing transactions that would have effected our cash flows.

During the six months ended June 30, 2017, we paid $15,000 as an initial payment to acquire Garfield Property pursuant to our exploration lease and option to purchase agreement with Goodsprings Development LLC.

Net cash provided by financing activities: Our net cash provided by financing activities increased by $20,000, or 400%. During the six months ended June 30, 2018, we received $10,000 in non-interest bearing advance from our director and $5,000 in non-interest bearing advance from our CEO and President. During the six months ended June 30, 2017, we repaid $5,000 in advances we received from our CEO and President during our Fiscal 2016.

Going Concern

At June 30, 2018, we had a working capital deficit of $790,078 and cash on hand of $1,730, which is not sufficient enough to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Deferred Tax Liability

At December 31, 2017, we had $21,978 in deferred tax liability associated with our equity investment in WRR as a result of the sale of our 30% interest in Lapon Canyon Gold Project to WRR. At June 30, 2018, the decrease in fair market value of WRR shares, resulted in full recovery of deferred tax liability.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2018.

Unproved Mineral Properties

As of the date of this quarterly report on Form 10-Q, our mineral interests are represented by Lazy Claims Property under an exploration lease agreement with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, dated for reference August 2, 2017, (the “Lazy Claims Agreement”). The Lazy Claims Agreement grants us a right to conduct exploratory work for minerals on three Lazy Claims totaling 60 acres and located in Mineral County, Nevada about 18 miles southeast of the town of Hawthorne (the “Lazy Claims”).

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

In order to retain the rights to the exploration lease, we were required to make the following minimum annual payments:

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

At any time during the term of the Agreement we retained a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by us to Goodsprings, could not be applied or credited against the Purchase Price, however, once the option to acquire the Garfield Property as exercised, the minimum annual payments were to be credited against the production royalties payable.

During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. We added these claims to the Garfield Flats Project.

On July 11, 2018, we entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consisted of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable the Company issued to WRR during its fiscal 2017.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the six months ended June 30, 2018.

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

(b) Changes in Internal Controls over Financial Reporting

During the six-month period ended June 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

July 30, 2018	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting Officer)

