Form 10-Q
period 2018-09-30
Nevada Canyon Gold Corp.
filed 2018-11-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2018, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,550,000.

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$1,954	$2,981
Prepaid expenses	2,933	8,249
	4,887	11,230

Equity investment	810,452	1,338,547
Mineral property interest	-	69,152
TOTAL ASSETS	$815,339	$1,418,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$153,700	$150,800
Related party advances	582,132	567,132
Notes and advances payable	15,064	55,000
	750,896	772,932

Deferred tax liability	-	21,978
Total liabilities	750,896	794,910

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of September 30, 2018 and December 31, 2017	4,455	4,455
Additional paid in capital	522,645	522,645
Other comprehensive loss	-	(652,722)
Retained earnings (deficit)	(462,657)	749,641
	64,443	624,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$815,339	$1,418,929

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Operating expenses
Exploration expenses	$2,511	$3,223	$2,511	$32,515
General and administrative expenses	3,113	4,085	14,784	14,915
Professional fees	2,800	2,500	10,300	6,500
Transfer agent and filing fees	2,508	5,842	11,712	9,818
	(10,932)	(15,650)	(39,307)	(63,748)

Other items
Consulting services	-	5,000	-	20,000
Fair value loss on equity investments	(145,780)	-	(528,095)	-
Gain (loss) on sale of mineral interest	(14,152)	2,262,519	(14,152)	2,262,519
Net income (loss) before income taxes	(170,864)	2,251,869	(581,554)	2,218,771

Income tax
Deferred tax recovery	-	-	21,978	-
Net income (loss)	(170,864)	2,251,869	(559,576)	2,218,771

Other comprehensive income
Fair value gain on equity investments	-	27,618	-	27,618
Comprehensive income (loss)	$(170,864)	$2,279,487	$(559,576)	$2,246,389

Net income (loss) per common share - basic	$(0.00)	$0.05	$(0.01)	$0.05
Net income (loss) per common share - diluted	$(0.00)	$0.05	$(0.01)	$0.05
Weighted average number of common shares outstanding
Basic and diluted	44,550,000	44,050,000	44,550,000	44,050,000

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$(559,576)	$2,218,771
Adjustment to reconcile net loss to net cash used by operating activities:
Fair value loss on equity investments	528,095	-
Deferred tax recovery	(21,978)	-
Loss (gain) on sale of mineral interest	14,152	(2,262,519)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,900	2,600
Prepaid expenses	5,316	(981)
Net cash used by operating activities	(31,091)	(42,129)

INVESTING ACTIVITIES
Acquisition of mineral property interest	-	(69,152)
Net cash used by investing activities	-	(69,152)

FINANCING ACTIVITIES
Advances from shareholders	15,000	9,000
Notes and advances payable	15,064	55,000
Net cash provided by financing activities	30,064	64,000

Net decrease in cash	(1,027)	(47,281)
Cash, at beginning	2,981	51,789
Cash, at end	$1,954	$4,508

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Equity received for mineral property	$-	$2,355,137
Debt extinguished in exchange for mineral property	$55,000	$-
Fair value loss (gain) on equity investments	$528,095	$(27,618)

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Advances due to the Chief Executive Officer (“CEO”)	$170,132	$165,132
Advances due to a company controlled by the CEO	120,000	120,000
Advances due to a director	271,000	261,000
Advances due to a major shareholder	21,000	21,000
Related party advances	$582,132	$567,132

Advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – MINERAL PROPERTY INTERESTS

Garfield Flats Project

On June 7, 2017, the Company entered into an exploration lease and option agreement (the “Garfield Agreement”) with Goodsprings Development LLC (the “Vendor”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six Orsa Claims and six Lazy Claims totaling 240 acres. The term of the Garfield Agreement was ten years, and was subject to extension for two additional terms of ten years each.

In order to retain the rights to the exploration lease, the Company was required to make the following minimum annual payments:

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

At any time during the term of the Garfield Agreement the Company had a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”).

During the year ended December 31, 2017, the Company staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

On July 11, 2018, the Company entered into a definitive purchase agreement with Walker River Resources (“WRR”) for the sale of the Garfield Agreement for cash consideration of $55,000 (the “Garfield Purchase Agreement”). In lieu of the cash consideration, WRR agreed to extinguish the $55,000 note payable the Company issued to WRR during its fiscal 2017. The mineral property interests associated with the Garfield Agreement as well as the note payable to WRR were therefore derecognized, and the Company recorded $14,152 as loss on the sale of its mineral property.

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

The Lazy Claims were excluded from the Garfield Purchase Agreement, and as such the Company continues to have a right to explore the Lazy Claims, and continues to have financial obligations specified under the Lazy Claims Agreement.

During the period ended September 30, 2018, the Company paid $2,511 for its mineral property interests, of which $2,000 represented annual minimum payment required under the Lazy Claims Agreement and $511 in annual mining claim fees, paid to the Bureau of Land Management.

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

At September 30, 2018, the fair market value of the equity investment was calculated to be $810,452 (2017 - $1,338,547) based on the market price of WRR common shares.

The revaluation of the equity investment in WRR resulted in a loss of $528,095 (2017 – gain of $27,618) for the nine months ended September 30, 2018.

NOTE 6 – NOTES AND ADVANCES PAYABLE

During the nine-month period ended September 30, 2018, pursuant to Garfield Purchase Agreement (Note 4) the Company derecognized $55,000 non-interest bearing, unsecured advance payable to WRR in lieu of cash payment for the Garfield Property.

During the nine-month period ended September 30, 2018, the Company received $15,064 from an arm’s length party as an advance for its operating activities. The advance is non-interest bearing, unsecured and due on demand.

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

We operate in a very competitive environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2018 and 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. We are involved in acquiring and exploring mineral properties in Nevada, however, as of the date of this Quarterly Report of Form 10-Q we have not generated or realized any revenues from these business operations.

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

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six Orsa Claims and six Lazy Claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement was ten years, and was subject to extension for two additional terms of ten years each.

During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

On July 11, 2018, we entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consisted of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable the Company issued to WRR during its fiscal 2017. This transaction resulted in a loss from the sale of mineral interest of $14,152.

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three additional Lazy claims totaling 60 acres and located in the vicinity of the Garfield Property. The term of the Lazy Claims Agreement is ten years, and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment. As of the date of this Quarterly Report on Form 10-Q, we retain our leasing rights to Lazy Claims.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three and nine months ended September 30, 2018, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2018	2017	periods	2018	2017	periods

Operating expenses
Exploration expenses	2,511	3,223	(712)	2,511	32,515	(30,004)
General and administrative expenses	3,113	4,085	(972)	14,784	14,915	(131)
Professional fees	2,800	2,500	300	10,300	6,500	3,800
Transfer agent and filing fees	2,508	5,842	(3,334)	11,712	9,818	1,894
Total operating expenses	(10,932)	(15,650)	(4,718)	(39,307)	(63,748)	(24,441)
Other items
Consulting services	-	5,000	(5,000)	-	20,000	(20,000)
Fair value loss on equity investments	(145,780)	-	(145,780)	(528,095)	-	(528,095)
Gain (loss) on sale of mineral interest	(14,152)	2,262,519	(2,276,671)	(14,152)	2,262,519	(2,276,671)
Net income (loss) before income taxes	(170,864)	2,251,869	(2,422,733)	(581,554)	2,218,771	(2,800,325)
Deferred tax recovery	-	-	-	21,978	-	21,978
Net income (loss)	$(170,864)	$2,251,869	$(2,422,733)	$(559,576)	$2,218,771	$(2,800,325)

Revenues. We had no revenues for the three and nine months ended September 30, 2018 and 2017. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended September 30, 2018, our operating expenses decreased by $4,718, or 30%, to $10,932 for the three months then ended, compared to $15,650 for the comparable period in 2017. This change was mainly associated with reduced transfer agent and filing fees, which have decreased by $3,334 to $2,508 for the three-month period ended September 30, 2018, as compared to $5,842 we incurred during the three months ended September 30, 2017, this decrease resulted from expiry of our annual listing on OTCQB, as we decided not to renew the listing for the upcoming year. In addition, our exploration expenses decreased by $712 to $2,511 we spent on exploration during the three months ended September 30, 2018, as compared to $3,223 we spent on exploration during the comparative period in our Fiscal 2017, and our general and administrative fees decreased by $972 to $3,113 during the three months ended September 30, 2018, as compared to $4,085 we incurred during our Fiscal 2017. The decreases in the above expenses were in part offset by $300 increase to our professional fees, which amounted to $2,800 during the three-month period ended September 30, 2018.

During the nine-month period ended September 30, 2018, our operating expenses decreased by $24,441, or 38%, to $39,307 for the nine months ended September 30, 2018, as compared to $63,748 for the comparable period in our Fiscal 2017. This change was mainly associated with decrease in our exploration expenses of $30,004 to $2,511 we incurred during the nine-month period ended September 30, 2018, as compared to $32,515 we spent on exploration during the nine months ended September 30, 2017. The decrease in exploration expenses was offset by $3,800 increase to our professional fees, and $1,894 increase to the transfer agent and filing fees which resulted from our uplisting from OTCPink marketplace to OTCQB.

Other items. During the three months ended September 30, 2018, we recognized $145,780 loss on fair value of equity investments, which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The loss resulted mainly from the decrease in market price of WRR’s common stock from CAD$0.06 per share at June 30, 2018, to CAD$0.05 per share at September 30, 2018, which was in part offset by fluctuation of exchange rates between the US and Canadian dollars. During the same time, we recorded $14,152 loss on sale of our Garfield project to WRR.

During the three months ended September 30, 2017, we received $5,000 for consulting services from an arm’s length party; we did not have any income from similar services during the three months ended September 30, 2018. In addition, we recorded $2,262,519 gain from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR.

During the nine months ended September 30, 2018, we recognized $528,095 loss on fair value of equity investments, which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The loss resulted mainly from the decrease in market price of WRR’s common stock from CAD$0.08 per share at December 31, 2017, to CAD$0.05 per share at September 30, 2018, which was in part offset by fluctuation of exchange rates between the US and Canadian dollars. In addition, we recorded $14,152 loss on sale of our Garfield project to WRR.

During the nine months ended September 30, 2017, we received $20,000 for consulting services from an arm’s length party; we did not have any income from similar services during the nine months ended September 30, 2018. In addition, at September 30, 2017 we recorded $2,262,519 gain from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR.

Income taxes. During the nine-month period ended September 30, 2018, we recorded $21,978 as recovery of deferred tax liability associated with the decrease in fair market value of WRR shares.

Net and comprehensive loss. At September 30, 2018, we recorded net loss of $170,864 for the three-month period then ended, as compared to net income of $2,279,487 for the three-month period ended September 30, 2017. The overall decrease in our net income resulted from the decrease in our gains from sale of mineral assets, as well as revaluation of WRR Shares and WRR Warrants, which, during the three-month period ended September 30, 2017, resulted in $27,618 gain on fair value of equity investments. The gain resulted mainly from the fluctuation of exchange rates between the US and Canadian dollars.

Our net loss for the nine-month period ended September 30, 2018 was $559,576, as compared to net income of $2,246,389 for the nine-month period ended September 30, 2017. The overall decrease in our net income resulted from the decrease in our gains from sale of mineral assets, as well as revaluation of WRR Shares and WRR Warrants, which, during the nine-month period ended September 30, 2017, resulted in $27,618 gain on fair value of equity investments. The gain resulted mainly from the fluctuation of exchange rates between the US and Canadian dollars.

Liquidity and Capital Resources

	September 30, 2018	December 31, 2017

Current assets	$4,887	$11,230
Current liabilities	750,896	772,932
Working capital deficit	$(746,009)	$(761,702)

As of September 30, 2018, we had a cash balance of $1,954, and working capital deficit of $746,009 with cash flows used in operations totaling $31,091 for the period then ended. During the nine months ended September 30, 2018, our operations were funded with $15,000 non-interest bearing advance we received from our director and $15,064 non-interest bearing advance we received from an arm’s length party.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine-month period ended September 30, 2018. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Nine Months Ended September 30,
	2018	2017
Cash flows used in operating activities	$(31,091)	$(42,129)
Cash flows used in investing activities	-	(69,152)
Cash flows provided by financing activities	30,064	64,000
Net decrease in cash during the period	$(1,027)	$(47,281)

Net cash used in operating activities: Our net cash used in operating activities decreased by $11,038, or 26%, to $31,091 for the nine months ended September 30, 2018, compared with $42,129 for the comparable period in 2017. During the nine months ended September 30, 2018, we used $39,307 to cover our cash operating costs. This use of cash was offset by $2,900 increase in our accounts payable and by $5,316 decrease in our prepaid expenses.

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

Certain non-cash transactions: During the nine months ended September 30, 2018, our operating expenses included $528,095 loss we recognized on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property, $21,978 deferred tax recovery associated with the decrease in fair market value of WRR shares, and $14,152 loss on sale of our Garfield Project.

During the nine months ended September 30, 2017, our operating costs included $2,262,519 gain from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR.

Net cash used in investing activities: During the nine-month period ended September 30, 2018, we did not have any investing transactions that would have effected our cash flows.

During the nine months ended September 30, 2017, we paid $15,000 as an initial payment to acquire Garfield Property pursuant to our exploration lease and option to purchase agreement with Goodsprings Development LLC. In addition, we paid $54,152 to acquire an additional 69 Orsa Claims and 75 Lazy Claims in the vicinity of our Garfield Flats Project.

Net cash provided by financing activities: Our net cash provided by financing activities decreased by $33,936, or 53%. During the nine months ended September 30, 2018, we received $10,000 in non-interest bearing advance from our director and $5,000 in non-interest bearing advance from our CEO and President. During the same period we received $15,064 in non-interest bearing advance from an arm’s length party.

Our net cash provided by financing activities decreased by $240,494, or 79%. During the nine-month period ended September 30, 2017, we received $55,000 non-interest bearing advance from an arm’s length party; in addition, we advanced $9,000 from our directors (net of $5,000 repayment of prior reimbursable expenses). All advances are interest free and due on demand.

Going Concern

At September 30, 2018, we had a working capital deficit of $746,009 and cash on hand of $1,954, which is not sufficient enough to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Deferred Tax Liability

At December 31, 2017, we had $21,978 in deferred tax liability associated with our equity investment in WRR as a result of the sale of our 30% interest in Lapon Canyon Gold Project to WRR. At September 30, 2018, the decrease in fair market value of WRR shares, resulted in full recovery of deferred tax liability.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2018.

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

Garfield Flats Project

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of 12 claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement was ten years, and was subject to extension for two additional terms of ten years each.

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

At any time during the term of the Agreement we retained a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by us to Goodsprings, could not be applied or credited against the Purchase Price, however, once the option to acquire the Garfield Property was exercised, the minimum annual payments were to be credited against the production royalties payable.

During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. We added these claims to the Garfield Flats Project.

On July 11, 2018, we entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consisted of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to forgive the $55,000 note payable the Company issued to WRR during its fiscal 2017. We recorded $14,152 loss from the sale of Garfield Property.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the nine months ended September 30, 2018.

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

(b)	Changes in Internal Controls over Financial Reporting

During the nine-month period ended September 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

November 13, 2018	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

