Form 10-K
period 2018-12-31
Nevada Canyon Gold Corp.
filed 2019-04-01
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $852,390 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 29, 2018.

The number of shares of the registrant’s common stock issued and outstanding as of March 27, 2019, was 44,550,000.

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

PART I

Item 1. Description of Business.

Organization

We were incorporated under the laws of the State of Nevada on February 27, 2014, with fiscal year end on December 31, under the original name Tech Foundry Ventures, Inc. On July 6, 2016, we changed our name to Nevada Canyon Gold Corp. On April 28, 2016, we split our common stock on a 10:1 basis without affecting the par value. All shares and per share amounts have been retroactively restated to account for the split.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

We were a consulting service company, which provided management and consulting services to early and middle stage start-ups. We were engaged by our first client in June 2015. In December 2015, we changed our business to mineral exploration, when we acquired all of Nevada Canyon Gold Corporation’s - a privately held Nevada corporation (“NCG”) - rights, titles and interests in and to an exploration agreement, dated for reference September 15, 2015, with an option to form a joint venture (the “Agreement”) with Walker River Resources Corp., a Canadian public company (TSX.V:WRR) on its wholly-owned Lapon Canyon Gold Project (the “Project”).

Our principal business, executive and registered statutory office is located at 316 California Avenue, Suite 543, Reno, NV 89509 and our telephone number is (888) 909-5548, fax is (888) 909-1033 and email contact is info@nevadacanyongold.com. Our website address is www.nevadacanyongold.com.

Business

Lapon Canyon Project

We were a party to an Exploration Agreement (the “Agreement”) with Option to form a Joint Venture with Walker River Resources Corp. (“WRR”) on its wholly-owned Lapon Canyon Project located approximately 40 miles southeast of Yerington, Nevada. The Agreement did not grant us an interest in or to the Project, or any equity interest in WRR, but rather, granted us the right to earn up to an undivided 50% interest in the Project by incurring eligible expenditures of $500,000 (over a two-year period) in exploration and other expenses required to carry out a work program established and operated by WRR on the Project (the “Eligible Expenses”).

On July 5, 2017, we entered into a Purchase Agreement with WRR on the Project. As at the date of the Purchase Agreement our interest in the Project was 30%. Under the terms of the Purchase Agreement, WRR agreed to buy back our 30% interest in the Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. Each WRR Warrant is exercisable for a period of five years without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents us from exercising any of the WRR Warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. The above securities were issued on July 18, 2017, upon acceptance of the Purchase Agreement by the TSX Venture Exchange, and were subject to a hold period which expired on November 20, 2017.

Garfield Flats Project

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six Orsa Claims and six Lazy Claims totaling 240 acres located in sections 27 and 28 of T7N, R32E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement was ten years and was subject to extension for two additional terms of ten years each.

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

At any time during the term of the Agreement, we retained a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”). The minimum annual payments paid by us to Goodsprings, could not be applied or credited against the Purchase Price, however, once the option to acquire the Garfield Property was exercised, the minimum annual payments were to be credited against the production royalties payable.

During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

On July 11, 2018, we entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consisted of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable the Company issued to WRR during its fiscal 2017. This transaction resulted in a loss from the sale of the mineral interest of $14,152.

Lazy Claims

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three additional Lazy claims totaling 60 acres and located in the vicinity of the Garfield Property (the “Lazy Claims”). The term of the Lazy Claims Agreement is ten years and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment. As of the date of this Annual Report on Form 10-K, we retain our leasing rights to the Lazy Claims.

As of the date of this Annual report on Form 10-K, our mineral interests are represented by Lazy Claims Property

Location and means of access

The Lazy Claims consist of 3 claims (60 acres) and are located within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The Project is located in Mineral County, Nevada, with year-round access and established infrastructure, 18 miles southeast of Hawthorne, NV via U.S. Highway 95.

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

The published USGS geologic quadrangle map for the Pamlico mine area, (MF 1485, MF 1486, Oldow, 1985), shows the eastern portion of the Lazy Claims project area underlain by a thick, undivided sequence of folded and faulted Mesozoic and or Paleozoic volcanic and sedimentary rocks. The western portion of the project is underlain by Jurassic- to Triassic-age Sunrise and Gabbs Formations comprising interbedded limestones and calcareous mudstones. Locally, black Tertiary basalt caps the older rocks. The structural fabric is dominated by NW-trending, Walker Lane structures and by an older N70o E fabric, several phases of strongly altered and locally mineralized intrusive rocks as well as zones of jasperoids and strong silicification has been identified.

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

Exploration History

The Lazy Claims cover several past-producing small-scale high-grade mines, altered and mineralized zones discovered by geological compilations and mapping of the historical workings, discovered by the previous exploration on the Project. The previous sampling on the project has revealed the presence of copper, bismuth, and antimony as well as pervasive lower grade gold mineralization, cut by vein structures (some previously mined) of higher grade gold. Previous induced polarization surveys also denoted the presence of significant coincident I.P. anomalies. Below is a summary of previous exploration of identified mineralized areas within the properties.

Lazy Man Mine

The main structure that the mine workings explore has an N35oW trend and dips about 60o to the southwest. The vein was discovered in 1933 by a local prospector. The mine is credited with historic production of about 1,200 ounces of gold from 2,800 feet (853 m) of underground workings. The three main shafts explore about 1,000 feet (304 m) of strike length on the vein, and the shafts extend to a maximum depth of 300 feet (91 m). The workings have been mapped and sampled in some detail by Congdon and Carey in 1974, and many multi-ounce gold values are noted in the remaining vein material. One 4.9 foot-long (1.5 m) sample from a cross cut on the 300 level contained 2.2 oz Au/ton (68.4g/t). The high-grade veins occur within a broader zone of intense quartz-sericite alteration, which has previously been mapped as rhyolite. Most of the mine dumps are composed of this “rhyolite”, and Congdon and Carey measured approximately 8,000 tons of this material containing from 0.09 to 0.21 oz Au/ton (3.07 to 7.1 g/t Au). Gold occurs in iron oxide-filled fractures along with druzy quartz veinlets, and there is occasionally visible gold. Detailed mapping around the old workings of the Lazy Man mine has delineated a zone of intense acid-leaching in intrusive porphyritic rocks and volcanic agglomerates primarily in the footwall of the vein. The rock now has a porous and vuggy appearance; this style of alteration is interpreted to be “Vuggy Silica” alteration that is typical of the upper levels of high-sulfidation ore deposits. Surrounding the vuggy silica zone is a zone of strong argillic alteration. Recent work has discovered previously unrecognized mineralized zones east of and parallel to the Lazy Man vein that contain silicified, brecciated outcrops assaying 2.26 g/t Au and 8,150 ppm As. These zones have been traced for over 1,200 feet (365 m) and are up to 60 feet (18 m) wide.

Exploration program

In 2018 the Company completed its initial geological compilation and review of the Lazy Claims project. This included a review of the altered and mineralized zones discovered by previous geological compilations and mapping of the historical workings, including the planning of the 2019 exploration program. Phase I of the Lazy Claims exploration program will consist of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveys. This reconnaissance program will provide accurate modern data to assist in the planning of the phase II drill program. Phase I is set to begin in the spring of 2019, with phase II expected to begin following the compilation of the phase I results, later in 2019.

Competition

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners, and for resources such as professional geologists, camp staff, helicopters, and mineral exploration contractors and supplies. We do not represent a competitive presence in the industry.

Raw materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries, and propane. All of these types of materials are readily available from a variety of local suppliers.

Dependence on Customers

As a junior exploration company, we have no customers.

Trademarks and Patents

We have no intellectual property such as patents or trademarks and, other than the obligations under the exploration lease agreement with Tarsis Resources US Inc., no royalty agreements or labor contracts.

Need For Any Government Approval of Principal Products or Services

We are not required to obtain permits or submit operational plans in order to conduct exploration on the Lazy Claims. The mining business, however, is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. We cannot predict what additional legislation or revisions might be proposed that could affect our business or when any proposals, if enacted, might become effective. Such changes, however, could require more operating capital and expenditures and could prevent or delay some of our operations.

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

We believe that we are in substantial compliance with all material government controls and regulations on the Lazy Claims.

Research and Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to devote 10 hours per week in 2019.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. Neither our sole officer nor our directors are party to any legal proceeding or litigation. None of our directors or our sole officer has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 1A. Risk Factors.

We are subject to those financial risks generally associated with early-stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the mining and exploration industry.

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

We are a junior exploration company incorporated on February 27, 2014, and for the period from February 27, 2014 (inception) through December 31, 2018, we only generated $24,000 in revenues from our consulting services. We have a limited operating history upon which an evaluation of our future prospects can be made. As at December 31, 2018, we had accumulated $721,016 in deficit, cash on hand of $1,601, and $1,116,812 in a total working capital deficit. Our capital assets include an equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. These details must be considered in light of the substantial risks, expenses, and difficulties encountered by new entrants into the mining and mineral exploration industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors. Based upon current plans, we expect to incur losses in future periods as we incur expenses associated with our operations and exploration programs. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares.

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

Our auditor’s report on December 31, 2018, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Report of Independent Registered Public Accounting Firm”

We had a net loss of $817,935 for the year ended December 31, 2018, of which $415,651 resulted from loss on fair value adjustment we recorded on our equity investment. Our future is dependent upon our ability to obtain financing, gainfully sell shares of WRR, and upon future profitable operations. In addition to selling part of our equity investment in WRR we may seek additional funds through private placements of our common stock which may result in substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Jeffrey Cocks, our president, CEO, CFO, and director, and Michael Levine, a director. The loss of our officer and directors, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any officer/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been, and continue to expect to be able to commit approximately 10 hours per week of their time, to the continued implementation of our business plan. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us, and we would be unable to continue to implement our business plan resulting in the business failure.

We do not maintain key person life insurance on our officer and directors.

If we are unable to generate cash from our operations, we may sell our equity investment in WRR or obtain additional funding which may cause substantial dilution to our then existing shareholders.

As of December 31, 2018, we had $1,601 in cash on hand and $922,896 in equity investments. From April 2014 to December 31, 2018, our initial three shareholders have advanced us $142,132 to cover our working capital expenses. We have raised $85,000 in our initial public offering, $375,000 in private placement, and $15,064 as non-interest bearing advance payable on demand. If we are unable to develop our business or secure additional funds we will have no choice but to sell our equity investment in WRR, or our business would fail and our shares may be rendered worthless. To preserve our equity investment in WRR we may seek to obtain debt financing, which may result in substantial dilution to our then existing shareholders. There can also be no assurance that we will be able to successfully dispose of our equity investment in WRR to satisfy our operating needs. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

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

Our business plan is significantly dependent upon results of our exploration activities on the Lazy Claims. We do not currently have any intellectual property. In the event that we develop intellectual property in the future, there can be no assurance that we will be able to control all of the rights for all of our future intellectual property or trade secrets that we may develop. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon these future intellectual property rights. Litigation can be costly and time-consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any future intellectual property or successfully prosecute potential infringement of any future intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights that we may obtain, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect any future intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

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

Our board of directors has significant control over us, and we have not established committees comprised of independent directors.

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

Any of these events could significantly increase the expenses incurred our planned and future exploration activities and could materially and adversely affect our business, financial condition, future results, and cash flow if any.

In addition, our exploration activities would be subject to substantial risks, including:

●	unanticipated cost increases;
●	shortages and inconsistent qualities of equipment, material, and labor;
●	work stoppages;
●	inability to obtain permits and other regulatory matters; and
●	failure by key suppliers, component manufacturers, and vendors to timely and properly perform.

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

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

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

If our exploration costs surpass our budgeted costs, then we will not be able to carry out all of our planned exploration of the claims. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, and shortages of qualified personnel, among others.

The price of gold is volatile and a decrease in gold prices could cause us to incur losses.

We will be exploring primarily for gold on the claims. The profitability of gold exploration and production is directly related to the prevailing market price for gold. The market prices of metals, including the gold market, fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in the gold market from the time exploration is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to explore for gold at a time when the price of gold or other related mineral make such exploration economically feasible and, subsequently, incur losses because prices have decreased. Adverse fluctuations of metals market prices or the continued decline in the gold market, generally, may force us to curtail or cease our operations.

The costs of compliance with environmental laws and of obtaining and maintaining environmental permits and governmental approvals required for construction and/or operation, which currently are significant, may increase in the future and could materially and adversely affect our business, financial condition, future results, and cash flow; any non-compliance with such laws or regulations may result in the imposition of liabilities which could materially and adversely affect our business, financial condition, future results, and cash flow.

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

Our exploration activities on our claims may require permits from the BLM and several other governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our exploration claims will be adversely affected.

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

We are dependent on the availability of certain equipment, supplies, and resources for us to carry out our mining exploration activities, including input commodities, drilling equipment and skilled labor. A shortage in the market for any of these factors could cause unanticipated cost increases and delays in delivery times, which could in turn adversely impact exploration schedules and costs.

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

If the development of one or more of our mining claims is found to be economically feasible, and we are unable to enter into a business arrangement with a mining company that engages in mining operations and production, such development will require obtaining permits and financing, and the construction and operation of mines, processing plants and related infrastructure. As a result, the project will be subject to all of the risks associated with establishing new mining operations, including:

●	the timing and cost, which can be considerable, of the construction of mining and processing facilities and related infrastructure;
●	the availability and cost of skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts, and lubricants;
●	the availability and cost of appropriate smelting and refining arrangements;
●	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
●	the availability of funds to finance construction and development activities;
●	industrial accidents;
●	mine failures, shaft failures or equipment failures;
●	natural phenomena such as inclement weather conditions, floods, droughts, rock slides, and seismic activity;
●	unusual or unexpected geological and metallurgic conditions;
●	exchange rate and commodity price fluctuations;
●	high rates of inflation;
●	potential opposition from non-governmental organizations, environmental groups or local groups, which may delay or prevent development activities; and
●	restrictions or regulations imposed by governmental or regulatory authorities.

The costs, timing, and complexities of developing the joint venture projects may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. We cannot provide assurance that activities will result in profitable mining operations at the mineral claim, or that we will derive financial benefits from such operations. Any one or more of the events identified above could have a material adverse effect on any revenues we may anticipate receiving from our mineral claims.

Our operations involve significant risks and hazards inherent to the mining industry.

Our exploration operations may involve the operation of large pieces of drilling and other heavy equipment. Hazards such as fire, explosion, floods, structural collapses, industrial accidents, unusual or unexpected geological conditions, ground control problems, cave-ins, flooding, and mechanical equipment failure are inherent risks in our operations. Hazards inherent to the mining industry can cause injuries or death to employees, contractors or other persons on our mineral claims, severe damage to and destruction of our property, plant and equipment and mineral claims, and contamination of, or damage to, the environment can result in the suspension of our exploration activities and any future development and production activities. While the Company aims to maintain best safety practices as part of our culture, safety measures implemented by us may not be successful in preventing or mitigating future accidents.

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

The mining industry is very competitive. Much of our competition is from larger, established mining companies with greater liquidity, greater access to credit and other financial resources, newer or more efficient equipment, lower cost structures, more effective risk management policies and procedures and/or greater ability than us to withstand losses. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or devote greater resources to the expansion or efficiency of their operations than we can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and gain significant market share to our detriment. We may not be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

The title to some of our mineral claims may be uncertain or defective, thus risking the investment in such claims.

The mineral claims to which we have options to buy, and those we may acquire in the future, if any, may be subject to prior recorded and unrecorded agreements, transfers or claims, and other undetected defects, which may result in a defective title. A title defect on any of our mineral claims (or any portion thereof) could adversely affect our ability to mine the claims and/or process the minerals.

Title insurance is generally not available for mineral claims and our ability to ensure that we have obtained a secure claim to individual mineral claims or mining concessions may be severely constrained. We rely on title information and/or representations and warranties provided by our grantors. Any challenge to titles could result in litigation, insurance claims, and potential losses, delay the exploration and development of a claim and ultimately result in the loss of some or all of our interest in the claim. In addition, if we mine on a claim without the appropriate title, we could incur liability for such activities.

If we obtain insurance, it may not provide adequate coverage.

Our operations are subject to a number of risks and hazards including, but not limited to, adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground control problems, cave-ins, changes in the regulatory environment, metallurgical and other processing problems, mechanical equipment failure, facility performance problems, fires and natural phenomena such as inclement weather conditions, floods and earthquakes. These risks could result in damage to, or destruction of, our mineral claims or exploration equipment, personal injury or death, environmental damage, delays in exploration, increased exploration costs, asset write-downs, monetary losses, and legal liability.

We do not currently have insurance and do not have any plans to obtain insurance. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration, is generally not available to us or to other companies within the mining industry. In addition, we do not carry business interruption insurance relating to our mineral claims. Accordingly, delays in returning to any future exploration could produce severe near-term impact on our business. Any losses from these events may result in significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

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

A material decrease in the market price of gold and other metals could affect the commercial viability of our mineral claims and any of our future anticipated development and production assumptions if any. Lower gold prices could also adversely affect our ability to finance future development of our mining claims, all of which would have a material adverse effect on our financial condition and results of operations. There can be no assurance that the market price of gold and other metals will remain at current levels or that such prices will improve.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Participation is subject to risks of investing in micro-capitalization companies.

Micro capitalization companies generally have limited product lines, markets, market shares, and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro-capitalization companies. In particular, micro-capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

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

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

The disclosure also must be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Our Articles of Incorporation at Article Nine provides for indemnification as follows: “Every person who was or is a party to, or is threatened to be made a party to, or is involved in any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that he, or a person of whom he is the legal representative, is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability, and loss (including attorneys’ fees judgments, fines, and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right, which may be enforced in any manner desired by such person. The expenses of Officers and Directors incurred in defending a civil or criminal action, suit, or proceeding must be paid by the Corporation as they are incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the Director or Officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Corporation. Such right of indemnification shall not be exclusive of any other right which such Directors, Officers, or representatives may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of Stockholders, provision of law, or otherwise, as well as their rights under this Article. Without limiting the application of the foregoing, the Stockholders or Board of Directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Nevada, and may cause the Corporation to purchase and maintain insurance on behalf of any person who is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have the power to indemnify such person. The indemnification provided in this Article shall continue as to a person who has ceased to be a Director, Officer, Employee, or Agent, and shall inure to the benefit of the heirs, executors, and administrators of such person.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market develops.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on the increase, if any, in the market value of our common stock.

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

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and the access to our business information would then be even more restricted. We will not be required to furnish proxy statements to security holders and our directors, officer and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders that are not accredited investors (or, alternatively, 2,000 or more total shareholders) and greater than $10 million in assets. This means that access to information regarding our business will be limited.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Securities already quoted on the OTC Link alternative trading system on the OTC Pink marketplace that become delinquent in their required filings are removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require further funding to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for our shareholders to resell any shares they may purchase, if at all.

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

High & Low Bids
Period ended	High	Low	Source
December 31, 2018	$0.041	$0.041	OTC Markets Group Inc.
September 30, 2018	$0.041	$0.041	OTC Markets Group Inc.
June 30, 2018	$0.08	$0.04	OTC Markets Group Inc.
March 31, 2018	$0.10	$0.06	OTC Markets Group Inc.
December 31, 2017	$0.20	$0.0455	OTC Markets Group Inc.
September 30, 2017	$0.14	$0.10	OTC Markets Group Inc.
June 30, 2017	$0.135	$0.10	OTC Markets Group Inc.
March 31, 2017	$0.15	$0.135	OTC Markets Group Inc.

Common Stock Currently Outstanding

As of December 31, 2018, we had 44,550,000 shares of our common stock outstanding.

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

None

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

Results of Operation

	Years ended December 31,		Changes between
	2018	2017	the periods
Operating expenses
Exploration expenses	$122,511	$152,515	$(30,004)
General and administrative expenses	257,612	558,875	(301,263)
Professional fees	16,600	12,504	4,096
Transfer agent and filing fees	13,387	14,253	(866)
Total operating expenses	(410,110)	(738,147)	(328,037)
Other items
Consulting services	-	20,000	(20,000)
Fair value loss on equity investments	(415,651)	-	415,651
Gain (loss) on sale of mineral interest	(14,152)	2,262,519	(2,276,671)
Net income (loss) before tax	(839,913)	1,544,372	(2,384,285)
Deferred tax recovery (expense)	21,978	(358,228)	380,206
Net income (loss)	(817,935)	1,186,144	(2,004,079)
Other comprehensive loss
Fair value loss on equity investment (net of tax effects of $336,250)	-	(652,722)	652,722
Comprehensive income (loss)	$(817,935)	$533,422	$(1,351,357)

Revenues. Due to the exploration rather than the production nature of our business, we did not have any revenue associated with our main business activities; furthermore, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the year ended December 31, 2018, our operating expenses decreased by $328,037, or 44%, to $410,110 for the year ended December 31, 2018, compared to $738,147 for the year ended December 31, 2017.

The most significant year-to-date changes included the following:

●	Our exploration expenses decreased by $30,004 or 20%, to $122,511 for the year ended December 31, 2018. The decrease was mainly associated with the sale of our interest in exploration claims during our Fiscal 2018.

●	General and administrative expenses decreased by $301,263 or 54%, to $257,612 for the year ended December 31, 2018, compared with $558,875 for the year ended December 31, 2017. The decrease was primarily attributable to a decrease in consulting fees as well as absence of bonuses granted to the Company’s officer and director, whereby in the comparative 2017 fiscal year, we accrued a $100,000 bonus payable to Mr. Cocks and a $100,000 bonus payable to Mr. Levine in relation to the completion of the Walker River transaction.

●	Professional fees increased by $4,096, or 33%, to $16,600 for the year ended December 31, 2018, compared with $12,504 for the year ended December 31, 2017. The change was associated with additional fees associated with the sale of our mineral interests.

●	Transfer agent and filing fees decreased by $866, or 6%, to $13,387 for the year ended December 31, 2018, compared with $14,253 for the year ended December 31, 2017. The decrease was primarily attributable to moving from OTCQB back to OTC Pink marketplace.

Other items. During the year ended December 31, 2018, we recognized $415,651 loss on fair value of equity investments, which resulted from the revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The loss resulted mainly from the decrease in market price of WRR’s common stock from CAD$0.08 per share at December 31, 2017, to CAD$0.06 per share at December 31, 2018, which was further increased by the fluctuation of exchange rates between the US and Canadian dollars. During the same time, we recorded $14,152 loss on sale of our Garfield Project to WRR.

During the year ended December 31, 2017, we received $20,000 for consulting services from an arm’s length party; we did not have any income from similar services during the year ended December 31, 2018. In addition, we recorded $2,262,519 gain from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR.

Income tax. The sale of our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares, which we effected during the year ended December 31, 2017, resulted in a deferred tax expense of $358,228. During the year ended December 31, 2018, we recorded $21,978 as recovery of deferred tax liability associated with the decrease in the fair market value of WRR shares.

Net income (loss). At December 31, 2018, we recorded a net loss of $817,935, as compared to net income of $1,186,144 for the year ended December 31, 2017. This change mainly resulted from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for equity of WRR, which resulted in a gain on the transaction during our Fiscal 2017.

Comprehensive income (loss). At December 31, 2018, we recorded a net loss of $817,935 for the year then ended, as compared to net income of $533,422 for the year ended December 31, 2017. The overall decrease in our net income resulted from the decrease in our gains from the sale of mineral assets, as well as the revaluation of WRR Shares and WRR Warrants, which, during the year ended December 31, 2017, resulted in $652,722 loss on fair value of equity investments.

Liquidity and Capital Resources.

Working capital	December 31, 2018	December 31, 2017

Current assets	$2,884	$11,230
Current liabilities	1,119,696	772,932
Working capital deficit	$(1,116,812)	$(761,702)

As of December 31, 2018, we had a cash balance of $1,601, and a working capital deficit of $1,116,812 with cash flows used in operations totaling $31,444 for the period then ended. During the year ended December 31, 2018, our operations were funded with $15,000 non-interest-bearing advances we received from our directors and $15,064 non-interest-bearing advances we received from an arm’s length party.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended December 31, 2018. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital. If we are unable to secure additional capital through equity or debt financing, we may choose to sell all or part of our investment in WRR.

Cash Flow

	Year Ended December 31,
	2018	2017
Cash flows used in operating activities	$(31,444)	$(68,788)
Cash flows used in investing activities	-	(69,152)
Cash flows provided by financing activities	30,064	89,132
Net decrease in cash during the year	$(1,380)	$(48,808)

Net cash used in operating activities: Our net cash used in operating activities decreased by $37,344, or 54%, to $31,444 for the year ended December 31, 2018, compared with $68,788 for the year ended December 31, 2017. During the year ended December 31, 2018, we used $410,110 to cover our cash operating costs, this use of cash was offset by decrease in our prepaid expenses of $6,966, by increase in our accounts payable of $131,700, and by $240,000 increase in related party payables, which were associated with $240,000 in consulting fees payable to the companies controlled by Mr. Cocks and Mr. Levine.

During the year ended December 31, 2017, our net cash used in operating activities decreased by $227,944, or 76.82%, to $68,788 for the year ended December 31, 2017, compared with $296,732 for the year ended December 31, 2016. During the year ended December 31, 2017, we used $653,147 to cover our cash operating costs, this use of cash was offset by decrease in our prepaid expenses of $6,759, by increase in our accounts payable of $142,600, of which $120,000 was associated with review and compilation of available geological, technical materials and data for the Garfield Flats Project, and by $435,000 increase in related party payables, which were associated with $240,000 in consulting fees payable to Mr. Levine and to a company controlled by Mr. Cocks, as well as with $200,000 bonus payable to Mr. Levine and Mr. Cocks ($100,000 each) in relation to the completion of the Walker River transaction.

Certain non-cash transactions: During the year ended December 31, 2018, our operating expenses included $415,651 loss we recognized on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property, $21,978 deferred tax recovery associated with the decrease in fair market value of WRR shares and warrants, and $14,152 loss on sale of our Garfield Project.

During the year ended December 31, 2017, our operating costs included $2,262,519 gain, offset by a $358,228 deferred tax expense, from the sale of our 30% interest in the Lapon Canyon Gold Property to WRR in exchange for 9,100,000 common shares and warrants to acquire an additional 11,900,000 common shares of WRR. In addition, we recorded $65,000 as the fair market value of 500,000 common shares we issued for consulting fees to an arms-length party.

Net cash used in investing activities: During the year ended December 31, 2018, we did not have any investing transactions that would have affected our cash flows.

During the year ended December 31, 2017, we paid $15,000 as an initial payment to acquire Garfield Property pursuant to our exploration lease and option to purchase agreement with Goodsprings Development LLC. In addition, we paid $54,152 to acquire an additional 69 Orsa Claims and 75 Lazy Claims in the vicinity of our Garfield Flats Project.

Net cash provided by financing activities: Our net cash provided by financing activities decreased by $59,068, or 66%. During the year ended December 31, 2018, we received $10,000 in non-interest-bearing advance from our director and $5,000 in non-interest-bearing advance from our CEO and President. During the same period, we received $15,064 in non-interest-bearing advance from an arm’s length party.

During the year ended December 31, 2017, our net cash provided by financing activities decreased by $220,362, or 71.2%, from $309,494 we financed during the year ended December 31, 2016, to $89,132 we financed during the year ended December 31, 2017. During the year ended December 31, 2017, we received $55,000 non-interest bearing advance from an arm’s length party; in addition, we advanced $34,132 from our directors. All advances are interest-free and due on demand.

Going Concern

At December 31, 2018, we had a working capital deficit of $1,116,812 and cash on hand of $1,601, which is not sufficient to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Deferred Tax Liability

At December 31, 2017, we had $21,978 in deferred tax liabilities associated with our equity investment in WRR as a result of the sale of our 30% interest in Lapon Canyon Gold Project to WRR. During the year ended December 31, 2018, we completely reversed this tax liability.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

We did not have any capital expenditures during the year ended December 31, 2018.

Off-Balance Sheet Arrangements

None.

Change in Accounting Policy

On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to the Company’s financial statements relates to the recognition and measurement of equity investments at fair value in the Company’s statement of operations which were previously recorded in other comprehensive income. On adoption of ASU 2016-01 on January 1, 2018, the Company reclassified accumulated other comprehensive loss of $652,722 to deficit.

Pronouncements

We have implemented all new accounting pronouncements that are in effect, and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nevada Canyon Gold Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited liquidity and has not completed its efforts to establish a source of revenue sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Change in Accounting Policy

Without qualifying our opinion, we draw attention to Note 2 to the financial statements, which describes the change in the Company’s accounting policy for financial instruments pursuant to the adoption of ASU 2016-01.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

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
Vancouver, Canada
March 27, 2019

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$1,601	$2,981
Prepaid expenses	1,283	8,249
	2,884	11,230

Equity investment (Note 6)	922,896	1,338,547
Mineral property interest (Note 5)	-	69,152
TOTAL ASSETS	$925,780	$1,418,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$282,500	$150,800
Related party payables (Note 3)	822,132	567,132
Notes and advances payable (Note 7)	15,064	55,000
	1,119,696	772,932

Deferred tax liability (Note 9)	-	21,978
Total Liabilities	1,119,696	794,910

Stockholders’ Equity

Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2018 and 2017	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of December 31, 2018 and 2017	4,455	4,455
Additional paid-in capital	522,645	522,645
Other comprehensive loss	-	(652,722)
Retained earnings (deficit)	(721,016)	749,641
	(193,916)	624,019
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,780	$1,418,929

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

	For the year ended December 31,
	2018	2017

Operating expenses
Exploration expenses	$122,511	$152,515
General and administrative expenses	257,612	558,875
Professional fees	16,600	12,504
Transfer agent and filing fees	13,387	14,253
	(410,110)	(738,147)
Other items
Consulting fees	-	20,000
Fair value loss on equity investments	(415,651)	-
Gain (loss) on sale of mineral interest	(14,152)	2,262,519
Net and comprehensive income (loss) before income taxes	(839,913)	1,544,372

Income tax
Deferred tax (expense) recovery	21,978	(358,228)
Net income (loss)	(817,935)	1,186,144

Other comprehensive loss
Fair value loss on equity investment (net of tax effects of $336,250)	-	(652,722)
Comprehensive income (loss)	$(817,935)	$533,422

Net income (loss) per common share - basic	$(0.02)	$0.03
Net income (loss) per common share - diluted	$(0.02)	$0.03
Weighted average number of common shares outstanding
Basic and diluted	44,550,000	44,140,411

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statement of Stockholders’ Equity

(Presented in US Dollars)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2016	44,050,000	$4,405	$457,695	$(436,503)	$-	$25,597

Common stock issued for services	500,000	50	64,950	-	-	65,000
Net income for the year	-	-	-	1,186,144	-	1,186,144
Other comprehensive loss	-	-	-	-	(652,722)	(652,722)
Balance, December 31, 2017	44,550,000	4,455	522,645	749,641	(652,722)	624,019

Reclassification of other comprehensive loss on adoption of ASU 2016-01	-	-	-	(652,722)	652,722	-
Balance, January 1, 2018	44,550,000	4,455	522,645	96,919	-	624,019

Net loss for the year	-	-	-	(817,935)	-	(817,935)
Balance, December 31, 2018	44,550,000	$4,455	$522,645	$(721,016)	$-	$(193,916)

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

	For the year ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$(817,935)	$1,186,144
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Fair value loss on equity investments	415,651	-
Deferred tax expense (recovery)	(21,978)	358,228
Loss (gain) on sale of mineral interest	14,152	(2,262,519)
Share-based payment	-	65,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	131,700	142,600
Prepaid expenses	6,966	6,759
Related party payables	240,000	435,000
Net cash used by operating activities	(31,444)	(68,788)

INVESTING ACTIVITIES
Acquisition of mineral property interest	-	(69,152)
Net cash used by investing activities	-	(69,152)

FINANCING ACTIVITIES
Advances from shareholders	15,000	34,132
Notes and advances payable	15,064	55,000
Net cash provided by financing activities	30,064	89,132

Net decrease in cash	(1,380)	(48,808)
Cash, at beginning	2,981	51,789
Cash, at end	$1,601	$2,981

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Equity received for mineral property	$-	$2,327,519
Debt extinguished in exchange for mineral property	$55,000	$-
Fair value loss on equity investments	$415,651	$-

The accompanying notes are an integral part of these financial statements

NEVADA CANYON GOLD CORP.

Notes to the Financial Statements

For the years ended December 31, 2018 and 2017

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

Equity Investments

Equity investments are classified as available for sale and are stated at fair market value. Unrealized gains and losses are recognized in the Company’s statement of operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, equity investment, accounts payable, related party payables, and notes and advances payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2018 and 2017, respectively.

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

Cash and equity investment are measured at fair value using level 1 inputs.

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

Change in Accounting Policy

On January 1, 2018, the Company adopted ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to the Company’s financial statements relates to the recognition and measurement of equity investments at fair value in the Company’s statement of operations which were previously recorded in other comprehensive income. On adoption of ASU 2016-01 on January 1, 2018, the Company reclassified accumulated other comprehensive loss of $652,722 to deficit.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Amounts due to the Chief Executive Officer (“CEO”) (a)	$170,132	$165,132
Amounts due to a company controlled by the CEO (a)	240,000	120,000
Amounts due to a director(a)	271,000	261,000
Amounts due to a company controlled by a director(a)	120,000	-
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$822,132	$567,132

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the year ended December 31, 2018, the Company received $5,000 (2017 - $14,132) as a non-interest bearing advance from the Company’s CEO and $10,000 (2017 - $20,000) as a non-interest bearing advance from the Company’s director. Consulting fees of $120,000 were accrued to a company controlled by the CEO and $120,000 in consulting fees were accrued to a company controlled by a director of the Company.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2018	December 31, 2017
Trade payables	$272,700	$144,500
Accrued liabilities	9,800	6,300
	$282,500	$150,800

NOTE 5 – MINERAL PROPERTY INTERESTS

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

On July 11, 2018, the Company entered into a definitive purchase agreement with Walker River Resources (“WRR”) for the sale of the Garfield Agreement for cash consideration of $55,000 (the “Garfield Purchase Agreement”). In lieu of the cash consideration, WRR agreed to extinguish the $55,000 note payable the Company issued to WRR during its fiscal 2017. The mineral property interests associated with the Garfield Agreement as well as the note payable to WRR were therefore derecognized, and the Company recorded $14,152 as loss on the sale of the Garfield Flats Project.

Lazy Claims

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

During the year ended December 31, 2018, the Company paid $2,511 for its mineral property interests, of which $2,000 represented annual minimum payment required under the Lazy Claims Agreement and $511 in annual mining claim fees, paid to the Bureau of Land Management.

NOTE 6 – EQUITY INVESTMENT

On July 5, 2017, the Company entered into the Purchase Agreement with WRR on the Lapon Canyon Project to sell the Company’s 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares. The transaction completed on July 18, 2017.

At initial recognition, the Company recorded $2,327,519 as long-term equity investment based on then current share price of $0.11 (CAD$0.14) per share (Note 5).

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

At December 31, 2018, the fair market value of the equity investment was calculated to be $922,896 (2017 - $1,338,547) based on the market price of WRR common shares. Subsequent to December 31, 2018, the Company sold 5,242,000 WRR common shares for a total gross proceeds of approximately USD$470,569 (CAD$622,816).

The revaluation of the equity investment in WRR resulted in $415,651 loss (2017 - $988,972), which resulted from the decrease of the market price of WRR’s common stock from the initial CAD$0.14 per share to CAD$0.08 per share at December 31, 2017, and further decrease to CAD$0.06 per share at December 31, 2018.

At January 1, 2018, the Company adopted ASU 2016-01, which requires that results of the remeasurement of its equity investments are recorded through net profit/loss, as opposed to being recorded through other comprehensive income/loss (“FVOCI”). As a result, on adoption, the Company reclassified $652,722 in accumulated other comprehensive loss associated with prior remeasurement of its equity investments to deficit.

NOTE 7 – NOTES AND ADVANCES PAYABLE

During the year ended December 31, 2018, pursuant to Garfield Purchase Agreement (Note 5) the Company derecognized $55,000 non-interest bearing, unsecured advance payable to WRR, which it received during the year ended December 31, 2017, in lieu of cash payment for the Garfield Property.

During the year ended December 31, 2018, the Company received $15,064 as an advance for its operating activities. The advance is non-interest bearing, unsecured and due on demand.

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

During the year ended December 31, 2018, the Company did not have any transactions that would have resulted in issuance of its shares.

During the year ended December 31, 2017, the Company issued 500,000 shares with a total fair value of $65,000 to an arm’s length vendor for consulting services.

NOTE 9 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2018	2017
Net income (loss) before tax	$(817,935)	$1,544,372
Statutory tax rate	21%	34%
Expected income tax recovery at statutory rate	(171,766)	525,086
Non-deductible expenditures	-	-
Adjustments relating to previously filed tax returns	35,584	(1,292)
Impact of change in future tax rates	(13,606)	(13,606)
Change in valuation allowance	127,810	(151,960)
Total income tax expense	$(21,978)	$358,228

The Company has the following deductible temporary differences:

	2018	2017
Deferred income tax assets (liability):
Marketable securities	$(15,739)	$(103,026)
Non-capital loss carry-forward	165,527	81,048
Total deferred income tax assets (liability)	149,788	(21,978)
Less: Valuation allowance	(149,788)	-
Net deferred income tax assets (liability)	$-	$(21,978)

The Company has net operating losses of approximately $1,200,000 available to reduce future years’ taxable income. These losses may be carried forward indefinitely. Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to December 31, 2018, the Company sold 5,242,000 WRR common shares for a total gross proceeds of approximately USD$470,569 (CAD$622,186) (Note 6).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2018, were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2018.

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

Based on an assessment of the Company’s internal control procedures over financial reporting for the year ended December 31, 2018, management believes that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred for the year ended December 31, 2018, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Subsequent to December 31, 2018, the Company sold a portion of its equity investment for a total gross proceeds of approximately USD$470,569 (CAD$622,186).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until his or her successor is elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

Jeffrey Cocks	56	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael Levine	69	Director

The persons named above have held their offices/positions since February 28, 2014, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Jeffrey Cocks, Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary

Jeffrey Cocks is our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary and has served in that capacity since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committees of Smooth Rock Ventures Corp, Lithium Energi Exploration Inc., and Edison Cobalt Corp. all of which are traded on the Toronto Stock Exchange. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks has a degree from Simon Frasier University in its securities program.

Mr. Michael Levine, Director

Michael Levine is a Director and has served in this capacity since February 28, 2014. From July 2004 to the present, Mr. Levine has served as the Chairman and President of TML Entertainment, Inc., a company that specializes in the exploitation and marketing of musical copyrights. From 2007 to 2012, Mr. Levine served as a director and audit committee member of Knightscove Media Corp., a Canadian entertainment company that specialized in the distribution, acquisition, and creation of high-quality live-action feature films and television productions for the whole family. Mr. Levine has served as an officer and director of a number of public and private companies in the United States and Canada and has experience with U.S. and Canadian reporting companies. From 1975 to 1993, Mr. Levine was the keyboardist and bassist for the Canadian power rock trio, Triumph. Mr. Levine is credited with much of the group’s success and produced the band’s early recordings. Triumph earned 16 gold and 9 platinum sales awards in Canada and the United States. Mr. Levine is a member of the Canadian Music Hall of Fame and the Canadian Music Industry Hall of Fame.

Possible Potential Conflicts

Our common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace, which does not have director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. In an effort to reduce or minimize any conflicts, Messrs. Cocks and Levine have orally agreed that any opportunities that are presented to them in the United States will be directed to the Company and that any opportunities presented to them in Canada will be available for their other business interests.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently, we have two directors and an officer and will seek to add additional officer(s) and/or director(s) as and when the proper personnel is located, and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2018, and 2017, compensation awarded to, paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeffrey Cocks(1), CEO, CFO and	2018	-	-		-	-	-	-	120,000	(3)	120,000
Director	2017	-	100,000	(2)	-	-	-	-	120,000	(3)	220,000

Michael Levine(1),	2018	-	-		-	-	-	-	120,000	(4)	120,000
Director	2017	-	100,000	(2)	-	-	-	-	120,000	(5)	220,000

(1)	We have no formal employment arrangement with Mr. Cocks or Mr. Levine at this time. Mr. Cocks’ and Mr. Levine’s compensation has not been fixed or based on any percentage calculations.

(2)	At December 31, 2017, we agreed to a cash bonus of $200,000 payable to Mr. Cocks and Mr. Levine ($100,000 each) in relation to the completion of the Walker River transaction. As at the date of this Annual Report on Form 10-K, the bonus remains unpaid.

(3)	During our fiscal 2018 and 2017, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Cocks.

(4)	During our fiscal 2018, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Levine.

(5)	During our fiscal 2017, we accrued $120,000 in consulting fees to Mr. Levine.

Grants of Plan-Based Awards

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2018 and 2017.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 29, 2019, we had 44,550,000 shares of common stock outstanding of which 29,700,000 was held by three shareholders. There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	9,950,000	22.3%
Common Stock	Michael Levine	9,950,000	22.3%
	All Officers and Directors as a Group	19,900,000	44.6%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	9,950,000	22.3%
Common Stock	Michael Levine	9,950,000	22.3%
Common Stock	BCIM Management, LP(1)	9,800,000	22.0%

(1)	Ron Tattum has dispositive voting control over the shares owned by BCIM Management, LP.

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

During the year ended December 31, 2018, we received $5,000 as a non-interest-bearing advance from Mr. Cocks, our CEO, CFO, and a director. During the same period, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Cocks.

During the year ended December 31, 2018, we received $10,000 as a non-interest-bearing advance from Mr. Levine, our director. During the same period, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Levine.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;

●	disclose in any and all filings with the Securities and Exchange Commission, where required;

●	obtain disinterested directors’ consent; and

●	obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2018	December 31, 2017

Audit Fees	$12,800	$9,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this Annual Repot on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Bylaws (6)
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
31.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

April 1, 2019	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2019	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

April 1, 2019	/s/ Michael Levine
Michael Levine Director

