Form 10-Q
period 2019-03-31
Nevada Canyon Gold Corp.
filed 2019-05-15
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2019, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,550,000.

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$440,703	$1,601
Prepaid expenses	1,467	1,283
	442,170	2,884

Equity investment	1,591,116	922,896
TOTAL ASSETS	$2,033,286	$925,780

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$292,409	$282,500
Related party advances	882,232	822,132
Notes and advances payable	15,064	15,064
Total Liabilities	1,189,705	1,119,696

Stockholders’ Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of March 31, 2019 and December 31, 2018	4,455	4,455
Additional paid in capital	522,645	522,645
Retained earnings (deficit)	316,481	(721,016)
	843,581	(193,916)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,033,286	$925,780

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Unaudited, Presented in US Dollars)

	For the three months ended March 31,
	2019	2018

Operating expenses
Exploration expenses	$30,000	$-
General and administrative expenses	70,384	3,443
Professional fees	2,200	1,500
Transfer agent and filing fees	2,484	4,984
	(105,068)	(9,927)

Other items
Fair value gain (loss) on equity investments	890,801	(363,022)
Foreing exchange gain	3,772	-
Interest income	468	-
Gain on equity investments	247,524	-
Net income (loss) before income taxes	1,037,497	(372,949)

Income tax
Deferred tax recovery	-	21,978
Comprehensive income (loss)	$1,037,497	$(350,971)

Net income (loss) per common share - basic	$0.02	$(0.01)
Net income (loss) per common share - diluted	$0.02	$(0.01)
Weighted average number of common shares outstanding
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Unaudited, Presented in US Dollars)

	For the three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Cash flows used in operating activities
Net income (loss)	$1,037,497	$(350,971)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Fair value (gain) loss on equity investments	(890,801)	363,022
Foreign exchange gain	(7,504)	-
Gain on sale of equity investments	(247,524)	-
Interest income	(468)	-
Deferred tax recovery	-	(21,978)
Changes in operating assets and liabilities:
Accounts payable	9,909	(1,139)
Related party payable	60,100	-
Prepaid expenses	(184)	1,697
Net cashed used by operating activities	(38,975)	(9,369)

INVESTING ACTIVITIES
Sale of equity investments	478,077	-
Net cash provided by investing activities	478,077	-

FINANCING ACTIVITIES
Advances from shareholders	-	10,000
Net cash provided by financing activities	-	10,000

Net increase in cash	439,102	631
Cash, at beginning	1,601	2,981
Cash, at end	$440,703	$3,612

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

For the three months ended March 31, 2019 and 2018

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Advances due to the Chief Executive Officer (“CEO”)	$170,232	$170,132
Advances due to a company controlled by the CEO	270,000	240,000
Advances due to a director	271,000	271,000
Amounts due to a company controlled by a director(a)	150,000	120,000
Advances due to a major shareholder	21,000	21,000
Related party advances	$882,232	$822,132

Advances are non-interest bearing, unsecured and due on demand.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2019	December 31, 2018
Trade payables	$282,909	$272,700
Accrued liabilities	9,500	9,800
	$292,409	$282,500

NOTE 5 – MINERAL PROPERTY INTERESTS

Lazy Claims

On August 2, 2017, the Company entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease the Lazy Claims, consisting of three claims. The term of the Lazy Claims Agreement is ten years and is subject to extension for additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. The Company agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, the Company will not be required to pay a $2,000 annual minimum payment.

The Lazy Claims were initially added to the Garfield Flats project, which the Company sold on July 11, 2018, to Walker River Resources (“WRR”). The Lazy Claims were excluded from the Garfield Purchase Agreement, and as such the Company continues to have a right to explore the Lazy Claims and continues to have financial obligations specified under the Lazy Claims Agreement.

During the three-month period ended March 31, 2019, the Company paid $30,000 in consulting fees associated in part with preparing geological program to be run on Lazy Claims.

NOTE 6 – EQUITY INVESTMENT

As at March 31, 2019, the Company’s equity investments consist of 3,858,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares.

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

At March 31, 2019, the fair market value of the equity investment was calculated to be $1,591,116 (2018 - $922,896) based on the market price of WRR common shares. During the three-month period ended March 31, 2019, the Company sold 5,242,000 WRR common shares for gross proceeds of $478,077. The Company recorded a net gain of $247,524 on the sale of securities.

The revaluation of the equity investment in WRR resulted in $890,801 gain (2018 - $363,022 loss). The gain resulted from the increase of the market price of WRR’s common stock from CAD$0.06 per share at December 31, 2018, to CAD$0.135 per share at March 31, 2019.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At March 31, 2019, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received from an arm’s length party as an advance for its operating activities during the year ended December 31, 2018. The advance is non-interest bearing, unsecured and due on demand.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2019 and 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On July 11, 2018, we entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consisted of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable we issued to WRR during our fiscal 2017.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended March 31, 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Three months ended March 31,		Changes between the
	2019	2018	periods
Operating expenses
Exploration expenses	30,000	-	30,000
General and administrative expenses	70,384	3,443	66,941
Professional fees	2,200	1,500	700
Transfer agent and filing fees	2,484	4,984	(2,500)
Total operating expenses	(105,068)	(9,927)	95,141
Other items
Fair value gain (loss) on equity investments	890,801	(363,022)	1,253,823
Foreign exchange gain	3,772	-	3,772
Interest income	468	-	468
Gain on sale of equity investments	247,524	-	247,524
Net income (loss)	1,037,497	(372,949)	1,410,466
Deferred tax recovery	-	21,978	(21,978)
Comprehensive income (loss)	$1,037,497	$(350,971)	$1,388,468

Revenues. We had no revenues for the three months ended March 31, 2019 and 2018. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended March 31, 2019, our operating expenses increased by $95,141, or 958%, to $105,068 for the three months then ended, compared to $9,927 for the three-month period ended March 31, 2018. This change was mainly associated with increased general and administrative fees, which have increased by $66,941 to $70,384 for the three-month period ended March 31, 2019, as compared to $3,443 we incurred during the three months ended March 31, 2018, the main component affecting the change in general and administrative expenses was associated with $60,000 in management consulting fees the Company incurred with its related parties for the services they provided during the reporting period. In addition to the increases in the general and administrative expenses, our exploration expenses increased by $30,000 to $30,000 for the three-month period ended March 31, 2019, we did not incur any exploration expenses during the three-month period ended March 31, 2018, and the professional fees increased by $700 to $2,200 during the three months ended March 31, 2019, as compared to $1,500 we incurred during our Fiscal 2018. These increases were in part offset by $2,500 decrease to our transfer agent and regulatory fees, which amounted to $2,484 during the three-month period ended March 31, 2019, as opposed to $4,984 we incurred during the three-month period ended March 31, 2018; higher regulatory expenses in the comparative period were associated with the Company uplisting the Company’s shares from OTCPink marketplace to OTCQB.

Other items. During the three months ended March 31, 2019, we recognized $890,801 gain on fair value of equity investments (2018 – loss of $363,022), which resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property. The gain resulted mainly from an increase in market price of WRR’s common stock from CAD$0.06 per share at December 31, 2018, to CAD$0.135 per share at March 31, 2019, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars.

During the same period, we recorded $247,524 gain on our equity investments, which resulted from the sale of 5,242,000 WRR shares for gross proceeds of $478,077 (CAD$632,068). We invested CAD$489,500 of the proceeds from the sales of WRR shares into Guaranteed Investment Certificates (“GIC”) at floating interest rate with reference to the market. During the three-month period ended March 31, 2019, we received $426 in dividend payments on the balance in GIC, which we reinvested. In addition, we received cash interest of $41. Since our investments and the funds held in the GIC account are held in Canadian dollars, during the three-month period ended March 31, 2019, we recorded gain of $3,772 associated with fluctuations in foreign exchange rates.

Income tax. The sale of our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares, which we effected during the year ended December 31, 2017, resulted in a deferred tax expense of $358,228. During the three-month period ended March 31, 2018, we recorded $21,978 as recovery of deferred tax liability associated with the decrease in the fair market value of WRR shares. We did not have similar expenses during the three-month period ended March 31, 2019.

Net income (loss). At March 31, 2019, we recorded a net income of $1,037,497, as compared to net loss of $372,949 for the three-month period ended March 31, 2018. This change mainly resulted from $247,524 gain on the sale of WRR Shares, as well as $890,801 gain on revaluation of our equity investments.

Comprehensive income (loss). At March 31, 2019, we recorded a comprehensive income of $1,037,497 for the three-month period then ended, as compared to comprehensive loss of $350,971 for the three-month period ended March 31, 2018. The overall increase in our comprehensive income resulted from $247,524 gain on the sale of WRR Shares, as well as $890,801 gain on revaluation of our equity investments. During the three-month period ended March 31, 2018, our comprehensive loss was affected by $21,978 in recovery of deferred tax liability.

Liquidity and Capital Resources

	March 31, 2019	December 31, 2018

Current assets	$442,170	$2,884
Current liabilities	1,189,705	1,119,696
Working capital deficit	$(747,535)	$(1,116,812)

As of March 31, 2019, we had a cash balance of $440,703, of which $366,736 were held in GIC at floating interest rate with reference to the market, and working capital deficit of $747,535 with cash flows used in operations totaling $38,975 for the period then ended. During the three months ended March 31, 2019, our operations were funded with $478,077 cash we generated from the sale of our equity securities.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended March 31, 2019. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities	$(38,975)	$(9,369)
Cash flows provided by investing activities	478,077	-
Cash flows provided by financing activities	-	10,000
Net increase in cash during the period	$439,102	$631

Net cash used in operating activities: Our net cash used in operating activities increased by $29,606, or 316%, to $38,975 for the three months ended March 31, 2019, compared with $9,369 for the comparable period in 2018. During the three months ended March 31, 2019, we used $108,800 to cover our cash operating costs and $184 to . increase our prepaid expenses. These uses of cash were offset by $9,909 increase in our accounts payable and by $60,100 increase in the amounts due to our related parties.

Our net cash used in operating activities decreased by $22,244, or 70%, to $9,369 for the three months ended March 31, 2018, compared with $31,613 for the comparable period in 2017. During the three months ended March 31, 2018, we used $9,927 to cover our cash operating costs and $1,139 to reduce our accounts payable. These uses of cash were offset by $1,697 decrease in our prepaid expenses.

Adjustments to reconcile net loss to net cash used by operating activities: During the three months ended March 31, 2019, we recognized $890,801 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property which resulted from the fluctuation in share prices and foreign exchange rates, we also recorded $247,524 gain on sale of our equity investments. These gains were further increased by $7,504 in foreign exchange fluctuations and $468 we received in interest and dividend income on our investments.

During the three months ended March 31, 2018, our operating costs included $363,022 loss we recognized on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property, and $21,978 deferred tax recovery associated with the decrease in fair market value of WRR shares.

Net cash generated by investing activities: During the three-month period ended March 31, 2019, we generated $478,077 on the sale of 5,242,000 WRR Shares.

During the three months ended March 31, 2018, we did not have any investing transactions that would have effected our cash flows.

Net cash provided by financing activities: During the three months ended March 31, 2019, we did not have any financing transactions that would have effected our cash flows.

During the three months ended March 31, 2018, we received a $10,000 non-interest-bearing advance from our director.

Going Concern

At March 31, 2019, we had a working capital deficit of $747,535 and cash on hand of $440,703, which is not sufficient enough to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2019.

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

The term of the Lazy Claims Agreement is ten years and is subject to extension for an additional two consecutive 10-year terms. Full consideration for the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months ended March 31, 2019.

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

(b)	Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

May 15, 2019	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting Officer)

