Form 10-Q
period 2019-06-30
Nevada Canyon Gold Corp.
filed 2019-08-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2019, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,550,000.

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$446,861	$1,601
Prepaid expenses	4,583	1,283
	451,444	2,884

Equity investment	2,226,707	922,896
TOTAL ASSETS	$2,678,151	$925,780

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	331,133	282,500
Related party advances	942,232	822,132
Notes and advances payable	16,164	15,064
	1,289,529	1,119,696

Stockholders’ Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of June 30, 2019 and December 31, 2018	4,455	4,455
Additional paid in capital	522,645	522,645
Retained earnings (deficit)	861,522	(721,016)
	1,388,622	(193,916)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,678,151	$925,780

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Unaudited, Presented in US Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Operating expenses
Exploration expenses	$30,687	$-	$60,687	$-
General and administrative expenses	63,013	8,228	133,397	11,671
Professional fees	4,500	6,000	6,700	7,500
Transfer agent and filing fees	1,675	4,220	4,159	9,204
	(99,875)	(18,448)	(204,943)	(28,375)

Other items
Fair value gain (loss) on equity investments	624,327	(19,293)	1,515,128	(382,315)
Foreign exchange gain	19,033	-	22,805	-
Interest income	1,556	-	2,024	-
Realized gain on equity investment	-	-	247,524	-
Net income (loss) before income taxes	545,041	(37,741)	1,582,538	(410,690)

Income tax
Deferred tax recovery	-	-	-	21,978
Comprehensive income (loss)	$545,041	$(37,741)	$1,582,538	$(388,712)

Net income (loss) per common share - basic	$0.01	$-	$0.04	$(0.01)
Net income (loss) per common share - diluted	$0.01	$-	$0.04	$(0.01)
Weighted average number of common shares outstanding - Basic and diluted	44,550,000	44,550,000	44,550,000	44,550,000

The accompanying notes are an integral part of these unaudited interim financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Unaudited, Presented in US Dollars)

	For the six months ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$1,582,538	$(388,712)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on equity investments	(1,762,652)	382,315
Foreign exchange gain	(17,212)	-
Interest income	(2,024)	-
Deferred tax recovery	-	(21,978)
Changes in operating assets and liabilities:
Accounts payable	48,633	7,744
Related party payable	120,100	-
Prepaid expenses	(3,300)	4,380
Net cashed used in operating activities	(33,917)	(16,251)

INVESTING ACTIVITIES
Sale of equity investments	478,077	-
Net cash provided by investing activities	478,077	-

FINANCING ACTIVITIES
Advances from shareholders	-	15,000
Advances payable	1,100	-
Net cash provided by financing activities	1,100	15,000

Net increase (decrease) in cash	445,260	(1,251)
Cash, beginning	1,601	2,981
Cash, ending	$446,861	$1,730

The accompanying notes are an integral part of these unaudited interim financial statements

NEVADA CANYON GOLD CORP.

Notes to the Interim Financial Statements

For the six months ended June 30, 2019 and 2018

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Advances due to the Chief Executive Officer (“CEO”)	$170,232	$170,132
Advances due to a company controlled by the CEO	300,000	240,000
Advances due to a director	271,000	271,000
Amounts due to a company controlled by a director	180,000	120,000
Advances due to a major shareholder	21,000	21,000
Related party advances	$942,232	$822,132

Advances are non-interest bearing, unsecured and due on demand.

During the six-month period ended June 30, 2019, the Company accrued $60,000 in consulting fees payable to a company controlled by the CEO (2018 - $Nil) and $60,000 in consulting fees to a company controlled by a director of the Company (2018 - $Nil).

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2019	December 31, 2018
Trade payables	$326,633	$272,700
Accrued liabilities	4,500	9,800
	$331,133	$282,500

NOTE 5 – MINERAL PROPERTY INTERESTS

Garfield Flats Project

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

During the six-month period ended June 30, 2019, the Company paid $60,000 in consulting fees associated in part with preparing geological program to be run on Lazy Claims and $687 for other exploration expenses.

NOTE 6 – EQUITY INVESTMENT

As at June 30, 2019, the Company’s equity investments consist of 3,858,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares.

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

At June 30, 2019, the fair market value of the equity investment was calculated to be $2,226,707 (2018 - $922,896) based on the market price of WRR common shares. During the six-month period ended June 30, 2019, the Company sold 5,242,000 WRR common shares for gross proceeds of $478,077. The Company recorded a net gain of $247,524 on the sale of securities.

The revaluation of the equity investment in WRR resulted in $1,515,128 gain (2018 - $382,315 loss). The gain resulted from the increase of the market price of WRR’s common stock from CAD$0.06 per share at December 31, 2018, to CAD$0.185 per share at June 30, 2019; whereas the loss for the comparative period resulted from the decrease of the market price of WRR’s common stock from CAD$0.08 per share at December 31, 2017, to CAD$0.06 per share at June 30, 2018.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At June 30, 2019, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2019 and 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the three and six months ended June 30, 2019, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2019	2018	periods	2019	2018	periods

Operating expenses
Exploration expenses	$30,687	$-	$30,687	$60,687	$-	$60,687
General and administrative expenses	63,013	8,228	54,785	133,397	11,671	121,726
Professional fees	4,500	6,000	(1,500)	6,700	7,500	(800)
Transfer agent and filing fees	1,675	4,220	(2,545)	4,159	9,204	(5,045)
Total operating expenses	(99,875)	(18,448)	81,427	(204,943)	(28,375)	176,568
Other items
Fair value gain (loss) on equity investments	624,327	(19,293)	643,620	1,515,128	(382,315)	1,897,443
Foreign exchange gain	19,033	-	19,033	22,805	-	22,805
Interest income	1,556	-	1,556	2,024	-	2,024
Realized gain on equity investment	-	-	-	247,524	-	247,524
Net income (loss)	545,041	(37,741)	582,782	1,582,538	(410,690)	1,993,228
Deferred tax recovery	-	-	-	-	21,978	(21,978)
Net and comprehensive income (loss)	$545,041	$(37,741)	$582,782	$1,582,538	$(388,712)	$1,971,250

Revenues. We had no revenues for the three and six month periods ended June 30, 2019 and 2018. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended June 30, 2019, our operating expenses increased by $81,427, or 441%, to $99,875 for the three months then ended, compared to $18,448 for the three-month period ended June 30, 2018. This change was mainly associated with increased general and administrative fees, which increased by $54,785 to $63,013 for the three-month period ended June 30, 2019, as compared to $8,228 we incurred during the three months ended June 30, 2018, the main component affecting the change in general and administrative expenses was associated with $60,000 in management consulting fees the Company incurred with its related parties for the services they provided during the reporting period. In addition to the increases in general and administrative expenses, our exploration expenses increased by $30,687 to $30,687 for the three-month period ended June 30, 2019, we did not incur any exploration expense during the three-month period ended June 30, 2018. These increases were in part offset by $1,500 decrease in professional fees, from $6,000 we incurred during a three-month period ended June 30, 2018 to $4,500 we incurred during the three months ended June 30, 2019, and by a $4,159 decrease in our transfer agent and regulatory fees, which amounted to $1,675 during the three-month period ended June 30, 2019, as opposed to $4,220 we incurred during the three-month period ended June 30, 2018; higher regulatory expenses in the comparative period were associated with the Company uplisting the Company’s shares from OTCPink marketplace to OTCQB.

On a year-to-date basis, during the six-month period ended June 30, 2019, our operating expenses increased by $176,568, or 622%, to $204,943 for the six months then ended, compared to $28,375 for the six-month period ended June 30, 2018. This change was mainly associated with increased general and administrative fees, which increased by $121,726 to $133,397 for the six-month period ended June 30, 2019, as compared to $11,671 we incurred during the six months ended June 30, 2018, the main component affecting the change in general and administrative expenses was associated with $120,000 in management consulting fees the Company incurred with its related parties for the services they provided during the reporting period. In addition to the increases in general and administrative expenses, our exploration expenses increased by $60,687 to $60,687 for the six-month period ended June 30, 2019, we did not incur any exploration expense during the six-month period ended June 30, 2018. These increases were in part offset by $800 decrease in professional fees, from $7,500 we incurred during a six-month period ended June 30, 2018 to $6,700 we incurred during the six months ended June 30, 2019, and by a $5,045 decrease in our transfer agent and regulatory fees, which amounted to $4,159 during the six-month period ended June 30, 2019, as opposed to $9,204 we incurred during the six-month period ended June 30, 2018; higher regulatory expenses in the comparative period were associated with the Company uplisting the Company’s shares from OTCPink marketplace to OTCQB.

Other items. During the three months ended June 30, 2019, we recognized $624,327 gain on fair value of equity investments (2018 – loss of $19,293). During the six months ended June 30, 2019, our gain on fair value of equity investments was calculated to be $1,515,128 (2018 – loss of $382,315). The gain resulted from revaluation of WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property, and was caused mainly by an increase in market price of WRR’s common stock from CAD$0.06 per share at December 31, 2018 (CAD$0.135 per share at March 31, 2019), to CAD$0.185 per share at June 30, 2019, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars.

During the six-month period ended June 30, 2019, we recorded $247,524 gain on our equity investments, which resulted from the sale of 5,242,000 WRR shares during the first quarter of our Fiscal 2019 for gross proceeds of $478,077 (CAD$632,068). We invested CAD$489,500 of the proceeds from the sales of WRR shares into Guaranteed Investment Certificates (“GIC”) at floating interest rate with reference to the market. During the six-month period ended June 30, 2019, we received $1,983 in dividend payments on the balance in GIC (three months ended June 30, 2019 - $1,556), which we reinvested. In addition, we received cash interest of $41 (three months ended June 30, 2019 - $Nil). Since our investments and the funds held in the GIC account are held in Canadian dollars, during the six-month period ended June 30, 2019, we recorded gain of $22,805 associated with fluctuations in foreign exchange rates (three months ended June 30, 2019 - $19,033). We did not have similar transactions during our Fiscal 2018.

Income tax. The sale of our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares, which we effected during the year ended December 31, 2017, resulted in a deferred tax expense of $358,228. During the six-month period ended June 30, 2018, we recorded $21,978 as recovery of deferred tax liability associated with the decrease in the fair market value of WRR shares. We did not have similar expenses during the six-month period ended June 30, 2019.

Net income (loss). At June 30, 2019, we recorded a net income of $1,582,538, as compared to net loss of $410,690 for the six-month period ended June 30, 2018. This change mainly resulted from $247,524 gain on the sale of WRR Shares, as well as $1,515,128 gain on revaluation of our equity investments.

Comprehensive income (loss). At June 30, 2019, we recorded a comprehensive income of $1,582,538 for the six-month period then ended, as compared to comprehensive loss of $388,712 for the six-month period ended June 30, 2018. The overall increase in our comprehensive income resulted from $247,524 gain on the sale of WRR Shares, as well as $1,515,128 gain on revaluation of our equity investments. During the six-month period ended June 30, 2018, our comprehensive loss was affected by $21,978 in recovery of deferred tax liability.

Liquidity and Capital Resources

	June 30, 2019	December 31, 2018

Current assets	$451,444	$2,884
Current liabilities	1,289,529	1,119,696
Working capital deficit	$(838,085)	$(1,116,812)

As of June 30, 2019, we had a cash balance of $446,861, of which $376,060 (CAD$492,150) were held in GIC at floating interest rate with reference to market, and working capital deficit of $838,085 with cash flows used in operations totaling $33,917 for the period then ended. During the six months ended June 30, 2019, our operations were funded with $478,077 cash we generated from the sales of our equity investments.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended June 30, 2019. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities	$(33,917)	$(16,251)
Cash flows provided by investing activities	478,077	-
Cash flows provided by financing activities	1,100	15,000
Net increase (decrease) in cash during the period	$445,260	$(1,251)

Net cash used in operating activities: Our net cash used in operating activities increased by $17,666, or 109%, to $33,917 for the six months ended June 30, 2019, compared with $16,251 for the comparable period in 2018. During the six months ended June 30, 2019, we used $199,350 to cover our cash operating costs and $3,300 to increase our prepaid expenses. These uses of cash were offset by $48,633 increase in our accounts payable and by $120,100 increase in the amounts due to our related parties.

For the six months ended June 30, 2018, our net cash used in operating activities decreased by $11,000, or 40%, to $16,251 compared with $27,251 for the comparable period in 2017. During the six months ended June 30, 2018, we used $28,375 to cover our cash operating costs. This use of cash was offset by $7,744 increase in our accounts payable and accrued liabilities and by $4,380 decrease in our prepaid expenses.

Adjustments to reconcile net income (loss) to net cash used by operating activities: During the six months ended June 30, 2019, we recognized $1,515,128 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property which resulted from the fluctuation in share prices and foreign exchange rates, we also recorded $247,524 gain on sale of our equity investments. These gains were further increased by $17,212 in foreign exchange fluctuations and $2,024 we received in interest and dividend income on our investments.

During the six months ended June 30, 2018, our operating expenses included $382,315 loss we recognized on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants we received in exchange for our 30% interest in Lapon Canyon Gold Property, and $21,978 deferred tax recovery associated with the decrease in fair market value of WRR shares.

Net cash generated by investing activities: During the six-month period ended June 30, 2019, we generated $478,077 on the sale of 5,242,000 WRR Shares.

During the six months ended June 30, 2018, we did not have any investing transactions that would have affected our cash flows.

Net cash provided by financing activities: During the six months ended June 30, 2019, we recorded $1,100 as non-interest-bearing advance owed to WRR for a payment that WRR made on our behalf.

During the six months ended June 30, 2018, we received $10,000 as a non-interest bearing advance from our director and $5,000 as non-interest bearing advance from our CEO and President.

Going Concern

At June 30, 2019, we had a working capital deficit of $838,085 and cash on hand of $446,861, which is not sufficient enough to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2019.

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

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three and six months ended June 30, 2019.

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

(b) Changes in Internal Controls over Financial Reporting

During the six-month period ended June 30, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

August 13, 2019	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting Officer)

