Form 10-K
period 2019-12-31
Nevada Canyon Gold Corp.
filed 2020-03-27
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $608,850 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 28, 2019.

The number of shares of the registrant’s common stock issued and outstanding as of March 26, 2020, was 44,550,000.

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

Item 1. Description of Business

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

We were a consulting service company, which provided management and consulting services to early and middle stage start-ups. We were engaged by our first client in June 2015. In December 2015, we changed our business to mineral exploration, when we acquired Nevada Canyon Gold Corporation, a privately held Nevada corporation.

Our principal business, executive and registered statutory office is located at 316 California Avenue, Suite 543, Reno, NV 89509 and our telephone number is (888) 909-5548, fax is (888) 909-1033 and email contact is info@nevadacanyongold.com. Our website address is www.nevadacanyongold.com.

Business

As of the date of this Annual report on Form 10-K, our mineral interests are represented by Lazy Claims Property and Loman Property.

Lazy Claims Property

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three Lazy claims totaling 60 acres (the “Lazy Claims”). The term of the Lazy Claims Agreement is ten years and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment. As of the date of this Annual Report on Form 10-K, we retain our leasing rights to the Lazy Claims.

Location and means of access

The Lazy Claims consist of three claims (60 acres) and are located within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The Project is located in Mineral County, Nevada, with year-round access and established infrastructure, 18 miles southeast of Hawthorne, NV via U.S. Highway 95.

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

Exploration program

In 2019 we completed a portion of the Phase I exploration program on the Lazy Claims Property, which consisted of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program is scheduled for spring of 2020. Once completed, Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. The Phase II drill program is expected to begin later in 2020, following the completion of a ground-based geophysical survey and final compilation of all the Phase I results.

Loman Property

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). As at the date of this Annual Report on Form 10-K, the Loman Property claims are being re-registered into the Company’s name.

Location and means of access

The Loman Property is located in Mineral County, Nevada, within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada, located 20 miles southeast of Hawthorne, Nevada, along U.S. Highway 95. The project has excellent year-round access and infrastructure within Mineral County, one of the most pro-mining counties in the pro-mining states and highest-grade gold districts of Nevada.

The Loman Property consists of 27 unpatented mining claims having a combined area of approximately 540 acres. The Loman Property covers several past producing small-scale high-grade gold and copper mines, altered and mineralized zones discovered by previous geological compilations and mapping of the historical workings. Historical sampling on the project has revealed the presence of copper, bismuth, and antimony as well as pervasive lower grade gold mineralization, cut by vein structures (some previously mined) of higher-grade gold. Previous geophysical surveys also denoted the presence of significant coincident I.P. and magnetic anomalies. These factors clearly demonstrate the potential of this relatively unexplored project for the discovery of gold mineralization.

The Loman Property is located near several past producing mines including the Bodie, Aurora, Borealis, Pamlico, Evening Star, Mabel, Mindoro and Camp Douglas Mines. Held by private interests for most of its history, the Loman Property remains very underexplored with a potential for new discoveries on several exploration targets with multiple zones.

Exploration program

We plan to begin Phase I of the exploration program in early 2020. Phase I will consist of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveying. This Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. Phase I is expected to last six to eight weeks, with Phase II expected to begin following the compilation of the Phase I results, later in 2020.

Past Projects: Garfield Flats Project

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), which consisted of six Orsa Claims and six Lazy Claims totaling 240 acres located in sections 27 and 28 of T7N, R32E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. The term of the Garfield Agreement was ten years and was subject to extension for two additional terms of ten years each.

In order to retain the rights to the exploration lease, we were required to pay a total of $115,000 in series of annual payments, and the vendor retained a 2% production royalty based on the gross smelter returns from the Garfield Property. At any time during the term of the Agreement, we had a right to acquire 100% ownership of the Garfield Property for a one-time payment of $300,000 (the “Purchase Price”).

During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims, with a total paid cost of $54,152. These claims were added to the Garfield Flats Project.

On July 11, 2018, we entered into a definitive purchase agreement with Walker River Resources Corp. (“WRR”) for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consisted of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable the Company issued to WRR during its fiscal 2017. This transaction resulted in a loss from the sale of the mineral interest of $14,152.

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

Need For Any Government Approval of Principal Products or Services

Our exploration activities on our claims may require permits from the BLM and several other governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our exploration claims will be adversely affected. Furthermore, the mining business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. We cannot predict what additional legislation or revisions might be proposed that could affect our business or when any proposals, if enacted, might become effective. Such changes, however, could require more operating capital and expenditures and could prevent or delay some of our operations.

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

We believe that we are in substantial compliance with all material government controls and regulations on the Lazy Claims Property and on the Loman Property.

Research and Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to continue devoting approximately 10 hours per week in 2020.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. Neither our sole officer nor our directors are party to any legal proceeding or litigation. None of our directors or our sole officer has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 1A. Risk Factors

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

We are a junior exploration company incorporated on February 27, 2014. We have a limited operating history upon which an evaluation of our future prospects can be made. As at December 31, 2019, we had a working capital deficit of $1,060,912, cash on hand of $367,201, and $547,211 in retained deficit. Our capital assets include an equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. These details must be considered in light of the substantial risks, expenses, and difficulties encountered by new entrants into the mining and mineral exploration industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors. Based upon current plans, we expect to incur losses in future periods as we incur expenses associated with our operations and exploration programs. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The cost of these compliance requirements could be significant. If we are unable to satisfy the costs in the normal course of business and/or through the issuance of our shares, we may not be able to continue as a going concern.

Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our auditor’s report for the year ended December 31, 2019, expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Report of Independent Registered Public Accounting Firm”

We had generated a net income of $173,805 for the year ended December 31, 2019, of which $345,435 resulted from gain on fair value adjustment we recorded on our equity investment, and $232,676 was attributed to gain on sale of WRR shares. Our future is dependent upon our ability to obtain financing, to continue gainfully sell shares of WRR, and upon future profitable operations. In addition to selling part of our equity investment in WRR we may seek additional funds through private placements of our common stock which may result in substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Jeffrey Cocks, our president, CEO, CFO, and director, and Michael Levine, a director. The loss of our officer and directors, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any officer/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been and continue to expect to be able to commit approximately 10 hours per week of their time, to the continued implementation of our business plan. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us, and we would be unable to continue to implement our business plan resulting in the business failure.

We do not maintain key person life insurance on our officer and directors.

If we are unable to generate cash from our operations, we may sell our equity investment in WRR or obtain additional funding which may cause substantial dilution to our then existing shareholders.

As of December 31, 2019, we had $367,201 in cash on hand and $1,030,406 in equity investments. From April 2014 to December 31, 2019, our initial three shareholders have advanced us $142,232 to cover our working capital expenses. We have raised $85,000 in our initial public offering, $375,000 in private placement, and $16,164 through non-interest bearing advances payable on demand. If we are unable to develop our business or secure additional funds we will have no choice but to continue selling our equity investment in WRR, or our business would fail and our shares may be rendered worthless. To preserve our equity investment in WRR we may seek to obtain debt financing, which may result in substantial dilution to our then existing shareholders. There can also be no assurance that we will be able to successfully dispose of our equity investment in WRR to satisfy our operating needs. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

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

Mineral deposit estimation calculations, when made, may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and legal and regulatory changes are all factors that could lead to deviations from any original estimations. Our current mineral claims have no known ore reserves. Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore deposit or reserve. Most exploration projects do not result in discovery of commercially viable and mineable ore deposits. With little capital available, we may have to limit our exploration efforts, which decrease the chances of finding a commercially viable ore body. Even if potentially promising mineralization is identified, we may not be able to put our claims into production due to many factors, including high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If the exploration activities do not suggest a commercially successful prospect we may have to abandon our plans to pursue efforts to develop the claims.

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

As all our mineral claims are in the early-exploration stage, there can be no assurance that we will identify commercially viable qualities and quantities of mineralization on the claims.

Exploration for mineralization is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. Our mineral claims are in the early-exploration stage and are without any identified economically extractable mineralization. We may not establish commercially viable quantities and qualities of economically extractable mineralization on our mineral claims and, even if we do, there is no guarantee that we will be able to interest a third-party mining company to enter into a business arrangement, e.g., option to purchase arrangement with us, which could cause our business to fail.

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

Our exploration activities will be adversely affected if our exploration costs are higher than anticipated.

If our exploration costs surpass our budgeted costs, we will not be able to carry out all of our planned exploration of the claims. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain, and shortages of qualified personnel, among others.

The price of gold is volatile and a decrease in gold prices could cause us to incur losses.

We will be exploring our claims primarily for gold. The profitability of gold exploration and production is directly related to the prevailing market price for gold. The market prices of metals, including the gold market, fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in the gold market from the time exploration is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to explore for gold at a time when the price of gold or other related mineral make such exploration economically feasible and, subsequently, incur losses because prices have decreased. Adverse fluctuations of metals market prices or the continued decline in the gold market, generally, may force us to curtail or cease our operations.

The costs of compliance with environmental laws and obtaining and maintaining environmental permits and governmental approvals required for construction and/or operation, which currently are significant, may increase in the future and could materially and adversely affect our business, financial condition, future results, and cash flow; any non-compliance with such laws or regulations may result in the imposition of liabilities which could materially and adversely affect our business, financial condition, future results, and cash flow.

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

Our mineral claims are not in commercial production, and, since acquiring our interests, we have never recorded any revenues from commercial production on the claims. The fact that there were limited historical mining operations in the mining district surrounding the mineral claims should not be relied upon as an indication that we will ever find commercially mineable quantities and qualities of extractable mineralization on our claims or have future successful commercial operations on our mineral claims. In fact, based on the reviewed information available to us, none of the historical mining operations were successful.

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

Because of the low price of our securities, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions.

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

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. These reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs, we will no longer be obligated to file periodic reports with the SEC and the access to our business information would then be even more restricted. We will not be required to furnish proxy statements to security holders and our directors, officer and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders that are not accredited investors (or, alternatively, 2,000 or more total shareholders) and greater than $10 million in assets. This means that access to information regarding our business will be limited.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

In order for us to remain in compliance with the SEC reporting and compliance requirements we will require further funding to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for our shareholders to resell any shares they may purchase, if at all.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We hold no real property. Our executive, administrative and operating office is provided to us at no cost by our CEO and President, Mr. Cocks, and is located at 316 California Avenue, Suite 543, Reno, NV 89509. We do not have a written lease agreement with Mr. Cocks or with the property landlord. Our officer and directors will work remotely from Canada and intend to visit the Reno office every six weeks.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

High & Low Bids
Period ended	High	Low	Source
December 31, 2019	$0.04	$0.03	OTC Markets Group Inc.
September 30, 2019	$0.06	$0.04	OTC Markets Group Inc.
June 30, 2019	$0.041	$0.041	OTC Markets Group Inc.
March 31, 2019	$0.057	$0.041	OTC Markets Group Inc.
December 31, 2018	$0.041	$0.041	OTC Markets Group Inc.
September 30, 2018	$0.041	$0.041	OTC Markets Group Inc.
June 30, 2018	$0.08	$0.04	OTC Markets Group Inc.
March 31, 2018	$0.10	$0.06	OTC Markets Group Inc.

Common Stock Currently Outstanding

As of March 26, 2020, we had 44,550,000 shares of our common stock outstanding.

Holders

As of the date of this Annual Report on Form 10-K, we had 22 stockholders of record of our common stock.

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

Item 6. Selected Financial Data

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

Results of Operation

	Years ended December 31,		Changes between
	2019	2018	the periods
Operating expenses
Exploration expenses	$138,373	$122,511	$15,862
General and administrative expenses	251,602	257,612	(6,010)
Professional fees	16,600	16,600	-
Transfer agent and filing fees	8,159	13,387	(5,228)
Total operating expenses	(414,734)	(410,110)	4,624
Other items
Fair value gain (loss) on equity investments	345,435	(415,651)	761,086
Realized gain on investments	232,676	-	232,676
Loss on sale of mineral interest	-	(14,152)	14,152
Foreign exchange gain	5,310	-	5,310
Interest income	5,118	-	5,118
Net income (loss) before tax	173,805	(839,913)	1,013,718
Deferred tax recovery	-	21,978	(21,978)
Net income (loss)	$173,805	$(817,935)	$991,740

Revenues. Due to the exploration rather than the production nature of our business, we did not have any revenue associated with our business activities; furthermore, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the year ended December 31, 2019, our operating expenses increased by $4,624, or 1.13%, to $414,734 for the year ended December 31, 2019, compared to $410,110 for the year ended December 31, 2018.

The most significant year-to-date changes included the following:

●	Our exploration expenses increased by $15,862 or 13%, to $138,373 for the year ended December 31, 2019. The increase was mainly associated with the Phase I exploration program on the Lazy Claims Property that we carried out during our Fiscal 2019 and with the exploration expenses to acquire Loman Property.

●	General and administrative expenses decreased by $6,010 or 2%, to $251,602 for the year ended December 31, 2019, compared with $257,612 for the year ended December 31, 2018. The decrease was primarily attributable to a $5,000 decrease in consulting fees.

●	Transfer agent and filing fees decreased by $5,228, or 39%, to $8,159 for the year ended December 31, 2019, compared with $13,387 for the year ended December 31, 2018.

Other items. During the year ended December 31, 2019, we recognized $345,435 gain (2018 - $415,651 loss) on fair value of equity investments, which resulted from the revaluation of WRR Shares and WRR Warrants. The gain resulted mainly from the increase in market price of WRR’s common stock from CAD$0.06 per share at December 31, 2018, to CAD$0.085 per share at December 31, 2019, which was further increased by the fluctuation of exchange rates between the US and Canadian dollars. During the same period we recorded $232,676 gain on the sale of 5,242,000 WRR shares for net proceeds of $470,601 (CAD$622,186). We invested CAD$489,500 of the proceeds from the sales of WRR shares into high interest saving account with a major Canadian bank, which generated $5,118 in interest revenue. Since the funds held in the high interest savings account are held in Canadian dollars, during the year ended December 31, 2019, we recorded gain of $5,310 associated with fluctuations in foreign exchange rates. We did not have similar transactions during our Fiscal 2018.

During the year ended December 31, 2018, we recorded $14,152 loss on sale of our Garfield Project to WRR.

Income tax. The sale of our 30% interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR and warrants to acquire an additional 11,900,000 common shares, which we effected during the year ended December 31, 2017, resulted in deferred tax expense of $358,228. During the year ended December 31, 2018, we recorded $21,978 as recovery of deferred tax liability associated with the decrease in the fair market value of WRR shares.

Net income (loss). At December 31, 2019, our net income was $173,805, as compared to net loss of $817,935 we incurred during the year ended December 31, 2018. The change in the net income resulted mainly from the sale of our equity investments in WRR, as well as unrealized gain on revaluation of the equity investments we continued to carry at December 31, 2019.

Liquidity and Capital Resources

Working capital	December 31, 2019	December 31, 2018

Current assets	$368,484	$2,884
Current liabilities	1,429,396	1,119,696
Working capital deficit	$(1,060,912)	$(1,116,812)

As of December 31, 2019, we had a cash balance of $367,201, of which $308,927 (CAD$401,235) were held in the high interest savings account and a working capital deficit of $1,060,912 with cash flows used in operations totaling $95,806 for the year then ended. During the year ended December 31, 2019, our operations were funded with $470,601 cash we generated from the sales of our equity investments, and to a smaller extent with $1,200 provided by our financing activities.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended December 31, 2019. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital. If we are unable to secure additional capital through equity or debt financing, we may choose to sell all or part of our investment in WRR.

Cash Flow

	Year Ended December 31,
	2019	2018
Cash flows used in operating activities	$(95,806)	$(31,444)
Cash flows provided by investing activities	460,206	-
Cash flows provided by financing activities	1,200	30,064
Net increase (decrease) in cash during the year	$365,600	$(1,380)

Net cash used in operating activities

Our net cash used in operating activities increased by $64,362, or 204.7%, to $95,806 for the year ended December 31, 2019, compared with $31,444 for the year ended December 31, 2018. During the year ended December 31, 2019, we used $404,306 to cover our cash operating costs; this use of cash was offset by increase in our accounts payable of $68,500, and by $240,000 increase in related party payables, which were associated with consulting fees we accrued to the companies controlled by Mr. Cocks and Mr. Levine.

During the year ended December 31, 2018, our net cash used in operating activities decreased by $37,344, or 54%, to $31,444, compared with $68,788 for the year ended December 31, 2017. During the year ended December 31, 2018, we used $410,110 to cover our cash operating costs, this use of cash was offset by decrease in our prepaid expenses of $6,966, by increase in our accounts payable of $131,700, and by $240,000 increase in related party payables, which were associated with consulting fees we accrued to the companies controlled by Mr. Cocks and Mr. Levine.

Adjustments to reconcile net income (loss) to net cash used by operating activities

During the year ended December 31, 2019, we recognized $345,435 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants which resulted from the fluctuation in share prices and foreign exchange rates, we also recorded $232,676 gain on sale of our equity investments.

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

Net cash provided by investing activities

During the year ended December 31, 2019, we generated $470,601 on the sale of 5,242,000 WRR Shares which was in part offset by $10,395 we used to acquire Loman Property claims.

During the year ended December 31, 2018, we did not have any investing transactions that would have affected our cash flows.

Net cash provided by financing activities

During the year ended December 31, 2019, we received $1,100 from WRR and $100 from Mr. Cocks under non-interest-bearing advances to pay certain vendor payables.

During the year ended December 31, 2018, we received $10,000 from our director, $5,000 from our CEO and President, and $15,064 from an arm’s length party. These advances do not bear interest and are due on demand.

Going Concern

At December 31, 2019, we had a working capital deficit of $1,060,912 and cash on hand of $367,201, which is not sufficient to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

During the year ended December 31, 2019, we spent $10,395 to acquire Loman Property claims.

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

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

NEVADA CANYON GOLD CORP.

FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nevada Canyon Gold Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
Vancouver, Canada
March 26, 2020

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$367,201	$1,601
Prepaid expenses	1,283	1,283
	368,484	2,884

Equity investment	1,030,406	922,896
Mineral property interest	10,395	-
TOTAL ASSETS	$1,409,285	$925,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$351,000	$282,500
Related party payables	1,062,232	822,132
Notes and advances payable	16,164	15,064
Total liabilities	1,429,396	1,119,696

Stockholders’ Deficit
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2019 and 2018	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of December 31, 2019 and 2018	4,455	4,455
Additional paid-in capital	522,645	522,645
Deficit	(547,211)	(721,016)
	(20,111)	(193,916)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,409,285	$925,780

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

	For the year ended December 31,
	2019	2018

Operating expenses
Exploration expenses	$138,373	$122,511
General and administrative expenses	251,602	257,612
Professional fees	16,600	16,600
Transfer agent and filing fees	8,159	13,387
	(414,734)	(410,110)
Other items
Fair value gain (loss) on equity investments	345,435	(415,651)
Foreign exchange gain	5,310	-
Interest income	5,118	-
Loss on sale of mineral interest	-	(14,152)
Realized gain on disposal of equity investments	232,676	-
Net income (loss) before income taxes	173,805	(839,913)

Income tax
Deferred tax recovery	-	21,978
Net income (loss)	$173,805	$(817,935)

Net income (loss) per common share - basic	$0.00	$(0.02)
Net income (loss) per common share - diluted	$0.00	$(0.02)
Weighted average number of common shares outstanding
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statement of Stockholders’ Equity (Deficit)

(Presented in US Dollars)

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2017	44,550,000	$4,455	$522,645	$749,641	$(652,722)	$624,019

Reclassification of other comprehensive loss on adoption of ASU 2016-01	-	-	-	(652,722)	652,722	-
Balance, January 1, 2018	44,550,000	4,455	522,645	96,919	-	624,019

Net loss for the year	-	-	-	(817,935)	-	(817,935)
Balance, December 31, 2018	44,550,000	4,455	522,645	(721,016)	-	(193,916)

Net income for the year	-	-	-	173,805	-	173,805
Balance, December 31, 2019	44,550,000	$4,455	$522,645	$(547,211)	$-	$(20,111)

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

	For the year ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$173,805	$(817,935)
Adjustment to reconcile net income (loss) to net cash used by operating activities:
Fair value (gain) loss on equity investments	(578,111)	415,651
Deferred tax recovery	-	(21,978)
Loss on sale of mineral interest	-	14,152
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	68,500	131,700
Prepaid expenses	-	6,966
Related party payables	240,000	240,000
Net cash used by operating activities	(95,806)	(31,444)

INVESTING ACTIVITIES
Acquisition of mineral property interest	(10,395)	-
Sale of equity investments	470,601	-
Net cash povided by investing activities	460,206	-

FINANCING ACTIVITIES
Advances from shareholders	100	15,000
Advances payable	1,100	15,064
Net cash provided by financing activities	1,200	30,064

Net increase (decrease) in cash	365,600	(1,380)
Cash, beginning	1,601	2,981
Cash, ending	$367,201	$1,601

Supplemental cash flow information:
Cash received (paid) for interest	$5,118	$-
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Debt extinguished in exchange for mineral property	$-	$55,000
Fair value (gain) loss on equity investments	$(345,435)	$415,651

The accompanying notes are an integral part of these financial statements

NEVADA CANYON GOLD CORP.

Notes to the Financial Statements

For the Years Ended December 31, 2019 and 2018

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, equity investment, accounts payable, related party payables, and notes and advances payable. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:	Observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and

Level 3:	Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2019 and 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Amounts due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,132
Amounts due to a company controlled by the CEO (a)	360,000	240,000
Amounts due to a director(a)	271,000	271,000
Amounts due to a company controlled by the director (a)	240,000	120,000
Advances due to a major shareholder(a)	21,000	21,000
Related party payables	$1,062,232	$822,132

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the year ended December 31, 2019, the Company accrued $120,000 in consulting fees payable to a company controlled by the CEO (2018 - $120,000) and $120,000 in consulting fees to a company controlled by a director of the Company (2018 - $120,000).

During the year ended December 31, 2019, the Company received $100 (2018 - $5,000) as a non-interest bearing advance from the Company’s CEO and $Nil (2018 - $10,000) as a non-interest bearing advance from the Company’s director.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2019	December 31, 2018
Trade payables	$340,300	$272,700
Accrued liabilities	10,700	9,800
	$351,000	$282,500

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

During the year ended December 31, 2019, the Company paid $2,541 (2018 - $2,511) for its mineral property interests in Lazy Claims, of which $2,000 (2018 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $541 (2018 - $511) was associated with the annual mining claim fees paid to the Bureau of Land Management.

Loman Claims

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired from a third-party by the Company. As at the date of these financial statements, the Loman Claims are being re-registered into the Company’s name.

NOTE 6 – EQUITY INVESTMENT

As at December 31, 2019, the Company’s equity investments consist of 3,858,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 11,900,000 common shares.

Each WRR Warrant is exercisable for a period of five years, expiring on July 18, 2022, without further consideration into one common share in the capital of WRR. The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Because these warrants can be exercised for no further consideration they have been accounted for as being equivalent to shares and classified as available for sale.

At December 31, 2019, the fair market value of the equity investment was calculated to be $1,030,406 (2018 - $922,896) based on the market price of WRR common shares. During the year ended December 31, 2019, the Company sold 5,242,000 WRR common shares for net proceeds of $470,601. The Company recorded a net realized gain of $232,676 on the sale of WRR shares (Note 10).

The revaluation of the equity investment in WRR resulted in $345,435 gain (2018 - $415,651 loss). The gain resulted from the increase of the market price of WRR’s common stock from CAD$0.06 per share at December 31, 2018, to CAD$0.085 per share at December 31, 2019, and further effected by fluctuation in foreign exchange rates between Canadian Dollar and the US Dollar; whereas the loss for the comparative period resulted from the decrease of the market price of WRR’s common stock from CAD$0.08 per share at December 31, 2017, to CAD$0.06 per share at December 31, 2018.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At December 31, 2019, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

During the years ended December 31, 2019 and 2018, the Company did not have any transactions that would have resulted in issuance of its shares.

NOTE 9 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2019	2018
Net income (loss) before tax	$173,805	$(839,913)
Statutory tax rate	21%	21%
Expected income tax recovery at statutory rate	36,499	(176,382)
Non-deductible expenditures	(67,026)	-
Adjustments relating to previously filed tax returns	(4,602)	35,584
Impact of change in future tax rates	-	(13,606)
Change in valuation allowance	35,129	132,426
Total income tax expense (recovery)	$-	$(21,978)

The Company has the following deductible temporary differences:

	2019	2018
Deferred income tax assets
Marketable securities	$(82,765)	$(15,739)
Non-capital loss carry-forward	200,655	165,527
Total deferred income tax assets	117,890	149,788
Less: Valuation allowance	(117,890)	(149,788)
Net deferred income tax assets	$-	$-

The Company has net operating losses of approximately $956,000 available to reduce future years’ taxable income. These losses may be carried forward indefinitely. Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to December 31, 2019, the Company sold a portion of its equity investment for total gross proceeds of approximately USD$165,860 (CAD$220,380). In addition, the Company acquired an additional 10,000,000 shares of WRR on partial exercises of its WRR Warrants, leaving 1,900,000 warrants to be exercised in the future.

Item 9. Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2019, were not effective in providing timely material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2019.

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

Based on an assessment of the Company’s internal control procedures over financial reporting for the year ended December 31, 2019, management believes that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred for the year ended December 31, 2019, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Subsequent to December 31, 2019, the Company sold a portion of its equity investment for total gross proceeds of approximately USD$165,860 (CAD$220,380). In addition, the Company acquired an additional 10,000,000 shares of WRR on partial exercise of its WRR Warrants, leaving 1,900,000 WRR Warrants to be exercised in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until his or her successor is elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, age, and position of our present officer and directors are set forth below:

Name	Age	Title(s)

Jeffrey Cocks	57	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael Levine	70	Director

The persons named above have held their offices/positions since February 28, 2014, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Jeffrey Cocks, Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary

Jeffrey Cocks is our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary and has served in that capacity since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committees of Lithium Energi Exploration Inc., and Edison Cobalt Corp. which are traded on the Toronto Stock Exchange. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks holds a certificate from Simon Frasier University in its securities program.

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

Compliance with Section 16(a) of the Exchange Act

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2019, and 2018, compensation awarded to, paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeffrey Cocks(1), CEO, CFO and	2019	-	-	-	-	-	-	120,000	(2)	120,000
Director	2018	-	-	-	-	-	-	120,000	(2)	120,000

Michael Levine(1),	2019	-	-	-	-	-	-	120,000	(3)	120,000
Director	2018	-	-	-	-	-	-	120,000	(3)	120,000

(1)	We have no formal employment arrangements with Mr. Cocks or Mr. Levine at this time. Mr. Cocks’ and Mr. Levine’s compensation has not been fixed or based on any percentage calculations.
(2)	During our fiscal 2019 we accrued $120,000 in consulting fees payable to a company controlled by Mr. Cocks (2018 - $120,000).
(3)	During our fiscal 2019, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Levine (2018 - $120,000).

Grants of Plan-Based Awards

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2019 and 2018.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 26, 2020, we had 44,550,000 shares of common stock outstanding of which 29,700,000 was held by three shareholders. There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	9,950,000	direct	22.3%
Common Stock	Michael Levine	9,950,000	direct	22.3%
	All Officers and Directors as a Group	19,900,000		44.6%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	9,950,000	direct	22.3%
Common Stock	Michael Levine	9,950,000	direct	22.3%
Common Stock	Ron Tattum(1)	9,800,000	beneficial	22.0%

(1)	The shares are registered in the name of BCIM Management, LP, which Mr. Ron Tattum has control over.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

During the year ended December 31, 2019, we received $100 advance from Mr. Cocks, our CEO, CFO, and a director. During the same period, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Cocks.

During the year ended December 31, 2019, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Levine.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses, where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent, where required; and
●	obtain shareholder consent, where required.

Item 14. Principal Accountant Fees and Services

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2019	December 31, 2018

Audit fees	$14,500	$12,800
Audit-related fees	$-	$-
Tax fees	$1,200	$-
All other fees	$-	$-

Pre-Approval Policy

Our directors pre-approve all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our directors must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are filed as part of this Annual Repot on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Bylaws (6)
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

March 26, 2020	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2020	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) and Director

March 26, 2020	/s/ Michael Levine
Michael Levine Director

