Form 10-Q
period 2020-03-31
Nevada Canyon Gold Corp.
filed 2020-05-08
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 8, 2020, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,550,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Balance Sheets

(Presented in US Dollars)

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$491,946	$367,201
Prepaid expenses	1,466	1,283
	493,412	368,484

Equity investment	714,769	1,030,406
Mineral property interest	10,395	10,395
TOTAL ASSETS	$1,218,576	$1,409,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$353,500	$351,000
Related party payables	1,062,232	1,062,232
Notes and advances payable	16,164	16,164
Total liabilities	1,431,896	1,429,396

Stockholders’ Deficit
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2020 and December 31, 2019
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000	-	-
issued and outstanding as of March 31, 2020 and December 31, 2019	4,455	4,455
Additional paid-in capital	522,645	522,645
Deficit	(740,420)	(547,211)
	(213,320)	(20,111)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,218,576	$1,409,285

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2020	2019

Operating expenses
Exploration expenses	$-	$30,000
General and administrative expenses	2,859	70,384
Professional fees	2,500	2,200
Transfer agent and filing fees	2,487	2,484
	(7,846)	(105,068)
Other items
Fair value gain (loss) on equity investments	(232,587)	890,801
Foreign exchange gain (loss)	(36,450)	3,772
Interest income	1,394	468
Realized gain on equity investment	82,280	247,524
Net income (loss)	$(193,209)	$1,037,497

Net income (loss) per common share - basic	$(0.00)	$0.02
Net income (loss) per common share - diluted	$(0.00)	$0.02
Weighted average number of common shares outstanding
Basic and diluted	44,550,000	44,550,000

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$(193,209)	$1,037,497
Adjustment to reconcile net income (loss) to net cash
used by operating activities:
Fair value (gain) loss on equity investments	150,307	(1,138,325)
Foreign exchange loss (gain)	36,450	(7,504)
Interest income	-	(468)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,500	9,909
Prepaid expenses	(183)	(184)
Related party payables	-	60,100
Net cash used by operating activities	(4,135)	(38,975)

INVESTING ACTIVITIES
Sale of equity investments	165,330	478,077
Net cash povided by investing activities	165,330	478,077

Effect of foreign currency translation on cash	(36,450)	-

Net increase in cash	124,745	439,102
Cash, beginning	367,201	1,601
Cash, ending	$491,946	$440,703

Supplemental cash flow information:
Cash received for interest	$1,394	$468
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Fair value (gain) loss on equity investments	$232,587	$(890,801)

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Stockholders’ Equity (Deficit)

(Presented in US Dollars)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2018	44,550,000	$4,455	$522,645	$(721,016)	$(193,916)

Net income for the period ended March 31, 2019	-	-	-	1,037,497	1,037,497
Balance, March 31, 2019	44,550,000	4,455	522,645	316,481	843,581

Net loss for the period ended December 31, 2019	-	-	-	(863,692)	(863,692)
Balance, December 31, 2019	44,550,000	4,455	522,645	(547,211)	(20,111)

Net loss for the period ended March 31, 2020	-	-	-	(193,209)	(193,209)
Balance, March 31, 2020	44,550,000	$4,455	$522,645	$(740,420)	$(213,320)

The accompanying notes are an integral part of these unaudited interim condensed financial statements

NEVADA CANYON GOLD CORP.

Notes to the Condensed Financial Statements

(Unaudited)

March 31, 2020

NOTE 1 - NATURE OF BUSINESS

Nevada Canyon Gold Corp. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. The Company is involved in acquiring and exploring mineral properties in Nevada.

Going Concern

The Company’s unaudited interim condensed financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has only recently begun its exploration operations and has not generated or realized any revenues from these business operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of the Company have been prepared in accordance with US GAAP for interim condensed financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim condensed financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Advances due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,232
Amounts due to a company controlled by the CEO(a)	360,000	360,000
Advances due to a director(a)	271,000	271,000
Amounts due to a company controlled by a director(a)	240,000	240,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$1,062,232	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three-month period ended March 31, 2020, the Company did not have any transactions with its related parties. During the comparative three-month period ended March 31, 2019, the Company accrued $30,000 in consulting fees payable to a company controlled by the CEO and $30,000 in consulting fees to a company controlled by a director of the Company.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2020	December 31, 2019
Trade payables	$342,800	$340,300
Accrued liabilities	10,700	10,700
	$353,500	$351,000

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

During the three-month periods ended March 31, 2020 and 2019, the Company did not incur any expenses associated with the Lazy Claims.

Loman Claims

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired from a third-party by the Company. As at the date of these unaudited interim condensed financial statements, the Loman Claims are being re-registered into the Company’s name.

During the three-month periods ended March 31, 2020 and 2019, the Company did not incur any expenses associated with the Loman Claims.

NOTE 6 – EQUITY INVESTMENT

As at March 31, 2020, the Company’s equity investments consist of 12,589,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”).

The WRR Warrants expire on July 18, 2022, and can be exercised without further consideration into 1,900,000 common shares in the capital of WRR (the “WRR Shares”). The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Because these warrants can be exercised for no further consideration they have been accounted for as being equivalent to shares and classified as available for sale.

On January 9, 2020, the Company exercised 10,000,000 WRR Warrants. At the time of the exercise, the WRR Shares had a fair market value of $878,539 (CAD$1,149,042).

At March 31, 2020, the fair market value of the equity investment was calculated to be $714,769 (2019 - $1,030,406) based on the market price of WRR Shares at March 31, 2020.

During the three-month period ended March 31, 2020, the Company sold 1,269,000 WRR Shares for net proceeds of $165,330 (2019 – the Company sold 5,242,000 WRR Shares for net proceeds of $478,077). The Company recorded a net realized gain of $82,280 on the sale of WRR Shares (2019 - $247,524).

The revaluation of the equity investment in WRR resulted in $232,587 loss (2019 - $890,801 gain). The loss resulted from the decrease of the market price of WRR’s common stock from CAD$0.085 per share at December 31, 2019, to CAD$0.07 per share at March 31, 2020, and was further affected by weakening of the Canadian Dollar in comparison to the US Dollar. In comparison, during the three-month period ended March 31, 2019, the market price of WRR’s common stock increased from CAD$0.06 per share at December 31, 2018, to CAD$0.135 per share at March 31, 2019, resulting in an overall gain, which was further augmented by the strengthening Canadian dollar.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At March 31, 2020, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

During the three-month period ended March 31, 2020 and for the year ended December 31, 2019, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock.

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

Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

We operate in an extremely competitive environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited interim condensed financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited interim condensed financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Nevada Canyon Gold Corp., a Nevada corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-month periods ended March 31, 2020 and 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. We are involved in acquiring and exploring mineral properties in Nevada, however, as of the date of this Quarterly Report on Form 10-Q we have not generated or realized any revenues from these business operations.

We were a party to an exploration agreement (the “Agreement”) with an option to form a joint venture with Walker River Resources Corp. (“WRR”) on its wholly-owned Lapon Canyon Gold Project (“Lapon Canyon Project”) located approximately 40 miles southeast of Yerington, Nevada. On July 5, 2017, we entered into a property purchase agreement with WRR on the Lapon Canyon Project, pursuant to which WRR agreed to buy back our interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR (the “WRR Shares”) and warrants to acquire an additional 11,900,000 WRR Shares (the “WRR Warrants”). Each WRR Warrant is exercisable for a period of five years without further consideration into one WRR Share. The terms of the WRR Warrants contain a provision which prevents us from exercising any WRR Warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR.

On June 7, 2017, we entered into an exploration lease and option to purchase agreement (the “Garfield Agreement”) with Goodsprings Development LLC (“Goodsprings”), a Nevada limited liability corporation on the Garfield Flats Project (the “Garfield Property”), consisting of six Orsa Claims and six Lazy Claims totaling 240 acres located in sections 27 and 28 of T 7 N, R 32 E, Mineral County, Nevada about 18 miles southeast of the town of Hawthorne. During our Fiscal 2017, we staked an additional 69 Orsa Claims and 75 Lazy Claims which we added to the Garfield Flats Project.

On July 11, 2018, we entered into a definitive purchase agreement with WRR for the sale of the Garfield Agreement. Full consideration for the Garfield Agreement consisted of a one-time cash payment of $55,000 (the “Cash Consideration”). In lieu of the Cash Consideration, WRR agreed to extinguish the $55,000 note payable we issued to WRR during our fiscal 2017.

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three additional Lazy claims totaling 60 acres and located in the vicinity of the Garfield Property. The term of the Lazy Claims Agreement is ten years and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment.

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). As at the date of this Quarterly Report on Form 10-Q, the Loman Property claims are being re-registered into the Company’s name.

As of the date of this Quarterly Report on Form 10-Q, our mineral interests are represented by Lazy Claims Property and Loman Property.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our unaudited interim condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing and investing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our unaudited interim condensed financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements for the three months ended March 31, 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three months ended March 31,		Changes between
	2020	2019	the periods
Operating expenses
Exploration expenses	$-	$30,000	$(30,000)
General and administrative expenses	2,859	70,384	(67,525)
Professional fees	2,500	2,200	300
Transfer agent and filing fees	2,487	2,484	3
Total operating expenses	(7,846)	(105,068)	(97,222)
Other items
Fair value gain (loss) on equity investments	(232,587)	890,801	(1,123,388)
Realized gain on investments	82,280	247,524	(165,244)
Foreign exchange gain (loss)	(36,450)	3,772	(40,222)
Interest income	1,394	468	926
Net income (loss)	$(193,209)	$1,037,497	$(1,230,706)

Revenues

We had no revenues for the three-month periods ended March 31, 2020 and 2019. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended March 31, 2020, our operating expenses decreased by $97,222, or 93%, to $7,846 for the three months then ended, compared to $105,068 for the three-month period ended March 31, 2019. This change was mainly associated with decreased general and administrative fees, which decreased by $67,525 to $2,859 for the three-month period ended March 31, 2020, as compared to $70,384 we incurred during the three months ended March 31, 2019, the main component affecting the change in general and administrative expenses was associated with absence of management consulting fees, as the Company’s related parties agreed to provide their consulting services free of charge. During the comparative three-month period ended March 31, 2019, we incurred $60,000 in management consulting fees. In addition to the increases in general and administrative expenses, we did not incur any exploration expenses for the three-month period ended March 31, 2020, as compared to $30,000 in exploration expenses we incurred during the three-month period ended March 31, 2019. These decreases were in part offset by $300 increase in professional fees, from $2,200 we incurred during a three-month period ended March 31, 2019 to $2,500 we incurred during the three months ended March 31, 2020.

Other Items

During the three months ended March 31, 2020, we recognized $232,587 loss on fair value of equity investments (2019 –$890,801 gain). The loss resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by decreased market price of WRR’s shares from CAD$0.085 per share at December 31, 2019, to CAD$0.07 per share at March 31, 2020, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars.

During the same period, we recorded $82,280 gain on equity investments which was associated with the sale of 1,269,000 WRR Shares for net proceeds of $165,330 (CAD$219,974). We earned $1,394 in interest revenue (2019 - $468). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $36,450 loss associated with foreign exchange fluctuation rates (2019 - $3,772 gain).

Net Income (Loss)

At March 31, 2020, we recorded a net loss of $193,209, as compared to net income of $1,037,497 for the three-month period ended March 31, 2019. This change mainly resulted from $232,587 loss on revaluation of our equity investments, as opposed to $890,801 gain we recognized in the comparative period, and $82,280 realized gain on the sale of WRR Shares as compared to $247,524 gain we recognized in the comparative period.

Liquidity and Capital Resources

	March 31, 2020	December 31, 2019

Current assets	$493,412	$368,484
Current liabilities	1,431,896	1,429,396
Working capital deficit	$(938,484)	$(1,060,912)

As of March 31, 2020, we had a cash balance of $491,946, of which $439,134 (CAD$622,999) were held in high-interest savings account with a major Canadian bank, and working capital deficit of $938,484 with cash flows used in operations totaling $4,135 for the period then ended. During the three months ended March 31, 2020, our operations were funded with $165,330 cash we generated from the sales of our equity investments.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended March 31, 2020. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities	$(4,135)	$(38,975)
Cash flows provided by investing activities	165,330	478,077
Effects of foreign currency exchange on cash	(36,450)	-
Net increase in cash during the period	$124,745	$439,102

Net cash used in operating activities

Our net cash used in operating activities decreased by $34,840, or 89%, to $4,135 for the three months ended March 31, 2020, compared with $38,975 for the comparable period in 2019. During the three months ended March 31, 2020, we used $6,452 to cover our cash operating costs and $183 to increase our prepaid expenses. These uses of cash were offset by $2,500 increase in our accounts payable and accrued liabilities.

For the three months ended March 31, 2019, our net cash used in operating activities increased by $29,606, or 316%, to $38,975 for the three months ended March 31, 2019, compared with $9,369 for the comparable period in 2018. During the three months ended March 31, 2019, we used $108,800 to cover our cash operating costs and $184 to increase our prepaid expenses. These uses of cash were offset by $9,909 increase in our accounts payable and by $60,100 increase in the amounts due to our related parties.

Adjustments to reconcile net income (loss) to net cash used by operating activities

During the three months ended March 31, 2020, we recognized $232,587 loss on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $82,280 gain on sale of 1,269,000 WRR Shares for net proceeds of $165,330 (CAD$219,974). In addition, we recognized $36,450 loss on foreign exchange fluctuations.

During the three months ended March 31, 2019, we recognized $890,801 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants, we also recorded $247,524 gain on sale of our equity investments. These gains were further increased by $7,504 in foreign exchange fluctuations and $468 we received in interest and dividend income on our investments.

Net cash generated by investing activities

During the three-month period ended March 31, 2020, we generated $165,330 on the sale of 1,269,000 WRR Shares.

During the three-month period ended March 31, 2019, we generated $478,077 on the sale of 5,242,000 WRR Shares.

Going Concern

At March 31, 2020, we had a working capital deficit of $938,484 and cash on hand of $491,946, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 12,589,000 WRR Shares and 1,900,000 WRR Warrants, which we have been using and are planning to continue to use as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2020.

Unproved Mineral Properties

As of the date of this quarterly report on Form 10-Q, our mineral interests are represented by Lazy Claims Property and the Loman Claims Property.

We acquired Lazy Claims Property through an exploration lease agreement with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, dated for reference August 2, 2017 (the “Lazy Claims Agreement”). The Lazy Claims Agreement grants us a right to conduct exploratory work for minerals on three Lazy Claims totaling 60 acres and located in Mineral County, Nevada about 18 miles southeast of the town of Hawthorne (the “Lazy Claims”).

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

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). As at the date of this Quarterly Report on Form 10-Q, the Loman Property claims are being re-registered into the Company’s name.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended March 31, 2020.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 27, 2020.

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

NEVADA CANYON GOLD CORP.

May 8, 2020	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive
Officer), Chief Financial Officer (Principal Accounting Officer), President and Member of the Board of Directors

