Form 10-Q
period 2020-06-30
Nevada Canyon Gold Corp.
filed 2020-08-12
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2020, the number of shares outstanding of the issuer’s sole class of common stock, par value $0.0001 per share, is 44,550,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Balance Sheets

(Presented in US Dollars)

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$490,394	$367,201
Prepaid expenses	6,166	1,283
	496,560	368,484

Equity investment	956,723	1,030,406
Mineral property interest	10,395	10,395
TOTAL ASSETS	$1,463,678	$1,409,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$345,833	$351,000
Related party payables	1,062,232	1,062,232
Notes and advances payable	16,164	16,164
Total liabilities	1,424,229	1,429,396

Stockholders’ Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 44,550,000 issued and outstanding as of June 30, 2020 and December 31, 2019	4,455	4,455
Additional paid-in capital	522,645	522,645
Deficit	(487,651)	(547,211)
	39,449	(20,111)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,463,678	$1,409,285

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Operating expenses
Exploration expenses	$-	$30,687	$-	$60,687
General and administrative expenses	2,872	63,013	5,731	133,397
Professional fees	2,500	4,500	5,000	6,700
Transfer agent and filing fees	2,325	1,675	4,812	4,159
	(7,697)	(99,875)	(15,543)	(204,943)
Other items
Fair value gain on equity investments	241,954	624,327	9,367	1,515,128
Foreign exchange gain (loss)	18,024	19,033	(18,426)	22,805
Interest income	488	1,556	1,882	2,024
Realized gain on equity investment	-	-	82,280	247,524
Net income	$252,769	$545,041	$59,560	$1,582,538

Net income per common share - basic	$0.01	$0.01	$0.00	$0.04
Net income per common share - diluted	$0.01	$0.01	$0.00	$0.04
Weighted average number of common shares outstanding
Basic and diluted	44,550,000	44,550,000	44,550,000	44,550,000

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.
Condensed Statements of Cash Flow
(Presented in US Dollars)
(Unaudited)

	For the six months ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income	$59,560	$1,582,538
Adjustment to reconcile net income to net cash used by operating activities:
Fair value gain on equity investments	(91,647)	(1,762,652)
Foreign exchange loss (gain)	18,426	(17,212)
Interest income	-	(2,024)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,167)	48,633
Prepaid expenses	(4,883)	(3,300)
Related party payables	-	120,100
Net cash used by operating activities	(23,711)	(33,917)

INVESTING ACTIVITIES
Sale of equity investments	165,330	478,077
Net cash povided by investing activities	165,330	478,077

FINANCING ACTIVITIES
Advances from shareholders	-	1,100
Net cash provided by financing activities	-	1,100

Effect of foreign currency translation on cash	(18,426)	-

Net increase in cash	123,193	445,260
Cash, beginning	367,201	1,601
Cash, ending	$490,394	$446,861

Supplemental cash flow information:
Cash received for interest	$1,882	$2,024
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Fair value gain on equity investments	$(9,367)	$(1,515,128)

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Stockholders’ Equity (Deficit)

(Presented in US Dollars)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	44,550,000	$4,455	$522,645	$(721,016)	$(193,916)

Net income for the period ended March 31, 2019	-	-	-	1,037,497	1,037,497
Balance, March 31, 2019	44,550,000	4,455	522,645	316,481	843,581

Net income for the period ended June 30, 2019	-	-	-	545,041	545,041
Balance, June 30, 2019	44,550,000	$4,455	$522,645	$861,522	$1,388,622

Balance, December 31, 2019	44,550,000	$4,455	$522,645	$(547,211)	$(20,111)

Net loss for the period ended March 31, 2020	-	-	-	(193,209)	(193,209)
Balance, March 31, 2020	44,550,000	4,455	522,645	(740,420)	(213,320)

Net income for the period ended June 30, 2020	-	-	-	252,769	252,769
Balance, June 30, 2020	44,550,000	$4,455	$522,645	$(487,651)	$39,449

The accompanying notes are an integral part of these unaudited interim condensed financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2020

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of the Company have been prepared in accordance with US GAAP for interim condensed financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim condensed financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Advances due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,232
Amounts due to a company controlled by the CEO(a)	360,000	360,000
Advances due to a director(a)	271,000	271,000
Amounts due to a company controlled by a director(a)	240,000	240,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$1,062,232	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three- and six-month periods ended June 30, 2020, the Company did not have any transactions with its related parties. During the three-month period ended June 30, 2019, the Company accrued $30,000 in consulting fees payable to a company controlled by the CEO and $30,000 in consulting fees to a company controlled by a director of the Company. During the six-month period ended June 30, 2019, the Company accrued $60,000 in consulting fees payable to a company controlled by the CEO and $60,000 in consulting fees to a company controlled by a director of the Company.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2020	December 31, 2019
Trade payables	$342,133	$340,300
Accrued liabilities	3,700	10,700
	$345,833	$351,000

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

During the three and six months ended June 30, 2020 and 2019, the Company did not incur any expenses associated with the Lazy Claims.

Loman Claims

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired from a third-party by the Company.

During the three- and six-month periods ended June 30, 2020, the Company did not incur any expenses associated with the Loman Claims. During the three- and six-month periods ended June 30, 2019, the Company paid $30,000 and $60,000, respectively in consulting fees associated in part with preparing geological program to be run on Lazy Claims and $687 for other exploration expenses.

NOTE 6 – EQUITY INVESTMENT

As at June 30, 2020, the Company’s equity investments consist of 12,589,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”).

The WRR Warrants expire on July 18, 2022 and can be exercised without further consideration into 1,900,000 common shares in the capital of WRR (the “WRR Shares”). The terms of the WRR Warrants contain a provision which prevents the Company to exercise any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Because these warrants can be exercised for no further consideration they have been accounted for as being equivalent to shares and classified as available for sale.

On January 9, 2020, the Company exercised 10,000,000 WRR Warrants. At the time of the exercise, the WRR Shares had a fair market value of $878,539 (CAD$1,149,042).

At June 30, 2020, the fair market value of the equity investment was calculated to be $956,723 (2019 - $1,030,406) based on the market price of WRR Shares at June 30, 2020.

During the six-month period ended June 30, 2020, the Company sold 1,269,000 WRR Shares for net proceeds of $165,330 (2019 – the Company sold 5,242,000 WRR Shares for net proceeds of $478,077). The Company recorded a net realized gain of $82,280 on the sale of WRR Shares (2019 - $247,524). During the three-month periods ended June 30, 2020 and 2019, the Company did not sell WRR Shares.

The revaluation of the equity investment in WRR resulted in $9,367 gain (2019 - $1,515,128). The gain resulted from the increase of the market price of WRR’s common stock from CAD$0.085 per share at December 31, 2019, to CAD$0.09 per share at June 30, 2020, and was further affected by weakening of the Canadian Dollar in comparison to the US Dollar. In comparison, during the six-month period ended June 30, 2019, the market price of WRR’s common stock increased from CAD$0.06 per share at December 31, 2018, to CAD$0.185 per share at June 30, 2019, resulting in an overall gain, which was further augmented by the strengthening Canadian dollar.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At June 30, 2020, the Company’s liability associated with notes and advances payable consisted of $16,164 the Company received as an advance for its operating activities during the year ended December 31, 2018, of which $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

During the three-and six-month periods ended June 30, 2020 and for the year ended December 31, 2019, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and six-month periods ended June 30, 2020 and 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). As at the date of this Quarterly Report on Form 10-Q, the Loman Property claims are yet to be re-registered into the Company’s name, as due to COVID-19 pandemic certain regulatory requirements cannot be finalized. The Company intends to finalize the re-registration once the current world health crisis has passed and all local regulatory services are operating at full capacity.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements for the three- and six-month periods ended June 30, 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2020	2019	periods	2020	2019	periods

Operating expenses
Exploration expenses	$-	$30,687	$(30,687)	$-	$60,687	$(60,687)
General and administrative expenses	2,872	63,013	(60,141)	5,731	133,397	(127,666)
Professional fees	2,500	4,500	(2,000)	5,000	6,700	(1,700)
Transfer agent and filing fees	2,325	1,675	650	4,812	4,159	653
Total operating expenses	(7,697)	(99,875)	(92,178)	(15,543)	(204,943)	(189,400)
Other items
Fair value gain on equity investments	241,954	624,327	(382,373)	9,367	1,515,128	(1,505,761)
Foreign exchange gain (loss)	18,024	19,033	(1,009)	(18,426)	22,805	(41,231)
Interest income	488	1,556	(1,068)	1,882	2,024	(142)
Realized gain on equity investment	-	-	-	82,280	247,524	(165,244)
Net and comprehensive income	$252,769	$545,041	$(292,272)	$59,560	$1,582,538	$(1,522,978)

Revenues

We had no revenues for the three- and six-month periods ended June 30, 2020 and 2019. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees.

During the three-month period ended June 30, 2020, our operating expenses decreased by $92,178, or 92%, to $7,697 for the three months then ended, compared to $99,875 for the three-month period ended June 30, 2019. This change was mainly associated with decreased general and administrative fees, which decreased by $60,141 to $2,872 for the three-month period ended June 30, 2020, as compared to $63,013 we incurred during the three months ended June 30, 2019, the main component affecting the change in general and administrative expenses was associated with absence of management consulting fees, as the Company’s related parties agreed to provide their consulting services free of charge. During the comparative three-month period ended June 30, 2019, we incurred $60,000 in management consulting fees. Our professional fees decreased by $2,000, from $4,500 we incurred during a three-month period ended June 30, 2019 to $2,500 we incurred during the three months ended June 30, 2020. In addition to the increases in above noted expenses, we did not incur any exploration expenses for the three-month period ended June 30, 2020, as compared to $30,687 in exploration expenses we incurred during the three-month period ended June 30, 2019. These decreases were in part offset by $650 increase in transfer agent and filing fees, from $1,675 we incurred during a three-month period ended June 30, 2019 to $2,325 we incurred during the three months ended June 30, 2020.

On a year-to-date basis, our operating expenses decreased by $189,400, or 92%, to $15,543 for the six months ended June 30, 2020, compared to $204,943 for the six-month period ended June 30, 2019. This change was mainly associated with decreased general and administrative fees, which decreased by $127,666 to $5,731 for the six-month period ended June 30, 2020, as compared to $133,397 we incurred during the six months ended June 30, 2019, the main component affecting the change in general and administrative expenses was associated with absence of management consulting fees, as the Company’s related parties agreed to provide their consulting services free of charge. During the comparative six-month period ended June 30, 2019, we incurred $120,000 in management consulting fees. Our professional fees decreased by $1,700, from $6,700 we incurred during the six-month period ended June 30, 2019 to $5,000 we incurred during the six months ended June 30, 2020. In addition to the increases in above noted expenses, we did not incur any exploration expenses for the six-month period ended June 30, 2020, as compared to $60,687 in exploration expenses we incurred during the three-month period ended June 30, 2019. These decreases were in part offset by $653 increase in transfer agent and filing fees, from $4,159 we incurred during the six-month period ended June 30, 2019 to $4,812 we incurred during the six months ended June 30, 2020.

Other Items

During the three months ended June 30, 2020, we recognized $241,954 gain on fair value of equity investments (2019 –$624,327). The gain resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by increased market price of WRR’s shares from CAD$0.07 per share at March 31, 2020, to CAD$0.09 per share at June 30, 2020, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. During the same period, we earned $488 in interest revenue (2019 - $1,556). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $18,024 gain associated with foreign exchange fluctuation rates (2019 - $19,033).

During the six months ended June 30, 2020, we recognized $9,367 gain on fair value of equity investments (2019 –$1,515,128). The gain resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by increased market price of WRR’s shares from CAD$0.085 per share at December 31, 2019, to CAD$0.09 per share at June 30, 2020, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars.

During the same period, we recorded $82,280 gain on equity investments which was associated with the sale of 1,269,000 WRR Shares for net proceeds of $165,330 (CAD$219,974) (2019 - $247,524). We earned $1,882 in interest revenue (2019 - $2,024). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $18,426 loss associated with foreign exchange fluctuation rates (2019 - $22,805 gain).

Net Income

At June 30, 2020, we recorded a net income of $252,769, as compared to net income of $545,041 for the three-month period ended June 30, 2019. This change mainly resulted from $241,954 gain on revaluation of our equity investments, as opposed to $624,327 gain we recognized in the comparative period.

On a year-to-date basis, we recorded a net income of $59,560, as compared to net income of $1,582,538 for the six-month period ended June 30, 2019. This change mainly resulted from $9,367 gain on revaluation of our equity investments, and $82,280 realized gain on the sale of WRR Shares as compared to $247,524 gain we recognized in the comparative period.

Liquidity and Capital Resources

	June 30, 2020	December 31, 2019

Current assets	$496,560	$368,484
Current liabilities	1,424,229	1,429,396
Working capital deficit	$(927,669)	$(1,060,912)

As of June 30, 2020, we had a cash balance of $490,394, of which $457,643 (CAD$623,676) were held in high-interest savings account with a major Canadian bank, and working capital deficit of $927,669 with cash flows used in operations totaling $23,711 for the period then ended. During the six months ended June 30, 2020, our operations were funded with $165,330 cash we generated from the sales of our equity investments.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-and six-month periods ended June 30, 2020. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities	$(23,711)	$(33,917)
Cash flows provided by investing activities	165,330	478,077
Cash flows provided by financing activities	-	1,100
Effects of foreign currency exchange on cash	(18,426)	-
Net increase in cash during the period	$123,193	$445,260

Net cash used in operating activities

Our net cash used in operating activities decreased by $10,206, or 30%, to $23,711 for the six months ended June 30, 2020, compared with $33,917 for the comparable period in 2019. During the six months ended June 30, 2020, we used $13,661 to cover our cash operating costs, $4,883 to increase our prepaid expenses, and $5,167 to reduce our accounts payable and accrued liabilities.

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

Adjustments to reconcile net income to net cash used by operating activities

During the six months ended June 30, 2020, we recognized $9,367 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $82,280 gain on sale of 1,269,000 WRR Shares for net proceeds of $165,330 (CAD$219,974). In addition, we recognized $18,426 loss on foreign exchange fluctuations.

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

Net cash generated by investing activities

During the six-month period ended June 30, 2020, we generated $165,330 on the sale of 1,269,000 WRR Shares.

During the six-month period ended June 30, 2019, we generated $478,077 on the sale of 5,242,000 WRR Shares.

Net cash provided by financing activities:

During the six months ended June 30, 2019, we recorded $1,100 as non-interest-bearing advance owed to WRR for a payment that WRR made on our behalf. We did not have similar transactions during the six months ended June 30, 2020.

Going Concern

At June 30, 2020, we had a working capital deficit of $927,669 and cash on hand of $490,394, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 12,589,000 WRR Shares and 1,900,000 WRR Warrants, which we have been using and are planning to continue to use as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Continued Uncertainty due to Global Outbreak of COVID-19

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2020.

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

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). As at the date of this Quarterly Report on Form 10-Q, the Loman Property claims are yet to be re-registered into the Company’s name, as due to COVID-19 pandemic certain regulatory requirements cannot be finalized. The Company intends to finalize the re-registration once the current world health crisis has passed and all local regulatory services are operating at full capacity.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended June 30, 2020.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

August 12, 2020	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive
Officer), Chief Financial Officer (Principal Accounting Officer), President and Member of the Board of Directors

