Form 10-Q
period 2020-09-30
Nevada Canyon Gold Corp.
filed 2020-11-09
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2020, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 4,455,000.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Balance Sheets

(Presented in US Dollars)

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$857,323	$367,201
Prepaid expenses	5,433	1,283
	862,756	368,484

Equity investment	905,286	1,030,406
Mineral property interest	10,395	10,395
TOTAL ASSETS	$1,778,437	$1,409,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$346,500	$351,000
Related party payables	1,062,232	1,062,232
Notes and advances payable	16,164	16,164
Total liabilities	1,424,896	1,429,396

Stockholders’ Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 4,455,000 issued and outstanding as of September 30, 2020 and December 31, 2019	445	445
Additional paid-in capital	526,655	526,655
Deficit	(173,559)	(547,211)
	353,541	(20,111)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,778,437	$1,409,285

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Operating expenses
Exploration expenses	$7,349	$32,541	$7,349	$93,228
General and administrative expenses	2,988	62,775	8,719	196,172
Professional fees	5,200	1,700	10,200	8,400
Transfer agent and filing fees	3,475	2,325	8,287	6,484
	(19,012)	(99,341)	(34,555)	(304,284)
Other items
Fair value gain (loss) on equity investments	237,226	(1,093,853)	246,593	421,275
Foreign exchange gain (loss)	8,811	(7,729)	(9,615)	15,076
Interest income	481	1,577	2,363	3,601
Realized gain on equity investment	86,586	-	168,866	247,524
Net income (loss)	$314,092	$(1,199,346)	$373,652	$383,192

Net income (loss) per common share - basic	$0.07	$(0.27)	$0.08	$0.09
Net income (loss) per common share - diluted	$0.07	$(0.27)	$0.08	$0.09
Weighted average number of common shares outstanding Basic and diluted	4,455,000	4,455,000	4,455,000	4,455,000

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$373,652	$383,192
Adjustment to reconcile net income to net cash used by operating activities
Fair value gain on equity investments	(415,459)	(668,799)
Foreign exchange loss (gain)	9,615	(12,337)
Interest income	-	(3,601)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(4,500)	66,500
Prepaid expenses	(4,150)	(1,650)
Related party payables	-	180,100
Net cash used in operating activities	(40,842)	(56,595)

INVESTING ACTIVITIES
Sale of equity investments	540,579	478,077
Net cash povided by investing activities	540,579	478,077

FINANCING ACTIVITIES
Advances received	-	1,100
Net cash provided by financing activities	-	1,100

Effect of foreign currency translation on cash	(9,615)	-

Net increase in cash	490,122	422,582
Cash, beginning	367,201	1,601
Cash, ending	$857,323	$424,183

Supplemental cash flow information
Cash received for interest	$2,363	$3,601
Cash paid for income taxes	$-	$-

Significant non-cash transactions
Fair value gain on equity investments	$(246,593)	$(421,275)

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Condensed Statements of Stockholders’ Equity (Deficit)

(Presented in US Dollars)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	4,455,000	$445	$526,655	$(721,016)	$(193,916)

Net income for the period ended March 31, 2019	-	-	-	1,037,497	1,037,497
Balance, March 31, 2019	4,455,000	445	526,655	316,481	843,581

Net income for the period ended June 30, 2019	-	-	-	545,041	545,041
Balance, June 30, 2019	4,455,000	445	526,655	861,522	1,388,622

Net loss for the period ended September 30, 2019	-	-	-	(1,199,346)	(1,199,346)
Balance, September 30, 2019	4,455,000	$445	$526,655	$(337,824)	$189,276

Balance, December 31, 2019	4,455,000	$445	$526,655	$(547,211)	$(20,111)

Net loss for the period ended March 31, 2020	-	-	-	(193,209)	(193,209)
Balance, March 31, 2020	4,455,000	445	526,655	(740,420)	(213,320)

Net income for the period ended June 30, 2020	-	-	-	252,769	252,769
Balance, June 30, 2020	4,455,000	445	526,655	(487,651)	39,449

Net income for the period ended September 30, 2020	-	-	-	314,092	314,092
Balance, September 30, 2020	4,455,000	$445	$526,655	$(173,559)	$353,541

The accompanying notes are an integral part of these unaudited interim condensed financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2020

NOTE 1 - NATURE OF BUSINESS

Nevada Canyon Gold Corp. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. The Company is involved in acquiring and exploring mineral properties in Nevada.

On August 27, 2020, the Company’s Board of Directors approved a one-for-10 (1:10) reverse split of the Company’s common stock (the “Reverse Stock Split”), which became effective upon approval by the Financial Industry Regulatory Authority (“FINRA”), which was received on October 28, 2020. All shares and per share amounts have been retroactively restated to account for the Reverse Stock Split.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of the Company have been prepared in accordance with US GAAP for interim condensed financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim condensed financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Advances due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,232
Amounts due to a company controlled by the CEO(a)	360,000	360,000
Advances due to a director(a)	271,000	271,000
Amounts due to a company controlled by a director(a)	240,000	240,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$1,062,232	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three- and nine-month periods ended September 30, 2020, the Company did not have any transactions with its related parties. During the three-month period ended September 30, 2019, the Company accrued $30,000 in consulting fees payable to a company controlled by the CEO and $30,000 in consulting fees to a company controlled by a director of the Company. During the nine-month period ended September 30, 2019, the Company accrued $90,000 in consulting fees payable to a company controlled by the CEO and $90,000 in consulting fees to a company controlled by a director of the Company.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2020	December 31, 2019
Trade payables	$342,700	$340,300
Accrued liabilities	3,800	10,700
	$346,500	$351,000

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

During the three and nine months ended September 30, 2020 and 2019, the Company paid $2,543 (2019 - $2,541) for its mineral property interests in Lazy Claims, of which $2,000 (2019 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2019 - $541) was associated with the annual mining claim fees paid to the Bureau of Land Management.

Loman Claims

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired from a third-party by the Company.

During the three- and nine-month periods ended September 30, 2020, the Company paid $4,806 (2019 - $Nil) for its mineral property interests in Loman Claims.

Additional Exploration Consulting Fees

During the three- and nine-month periods ended September 30, 2019, the Company paid $30,000 and $90,000, respectively, in consulting fees associated in part with preparing geological program to be run on Lazy Claims and $687 for other exploration expenses.

NOTE 6 – EQUITY INVESTMENT

As at September 30, 2020, the Company’s equity investments consist of 8,218,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”).

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

At September 30, 2020, the fair market value of the equity investment was calculated to be $905,286 (2019 - $1,030,406) based on the market price of WRR Shares at September 30, 2020.

During the nine-month period ended September 30, 2020, the Company sold 5,640,000 WRR Shares for net proceeds of $540,579 (2019 – the Company sold 5,242,000 WRR Shares for net proceeds of $478,077). The Company recorded a net realized gain of $168,866 on the sale of WRR Shares (2019 - $247,524). During the three-month period ended September 30, 2020, the Company sold 4,371,000 WRR Shares for net proceeds of $375,249 (2019 - $Nil). The Company recorded a net realized gain of $86,586 on the sale of WRR Shares (2019 - $Nil).

The revaluation of the equity investment in WRR resulted in $246,593 gain (2019 - $421,275). The gain resulted from the increase of the market price of WRR’s common stock from CAD$0.085 per share at December 31, 2019, to CAD$0.125 per share at September 30, 2020, and was further affected by weakening of the Canadian Dollar in comparison to the US Dollar. In comparison, during the nine-month period ended September 30, 2019, the market price of WRR’s common stock increased from CAD$0.06 per share at December 31, 2018, to CAD$0.095 per share at September 30, 2019, resulting in an overall gain, which was further augmented by the strengthening Canadian dollar.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At September 30, 2020, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

On August 27, 2020, the Company’s Board of Directors approved a one-for-10 (1:10) Reverse Stock Split. The record date for the Reverse Stock Split was August 28, 2020, however, it became effective on October 28, 2020, when the Company received an approval from Financial Industry Regulatory Authority (“FINRA”). All share data and per-share amounts have been retroactively restated to account for the Reverse Stock Split.

During the three-and nine-month periods ended September 30, 2020, and for the year ended December 31, 2019, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and nine-month periods ended September 30, 2020 and 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. We are involved in acquiring and exploring mineral properties in Nevada, however, as of the date of this Quarterly Report on Form 10-Q we have not generated or realized any revenues from these business operations.

On August 27, 2020, our Board of Directors approved a one-for-ten (1:10) reverse split of our common stock, which became effective upon approval by the FINRA, on October 28, 2020. All shares and per-share amounts have been retroactively restated to account for the Reverse Stock Split.

We were a party to an exploration agreement (the “Agreement”) with an option to form a joint venture with Walker River Resources Corp. (“WRR”) on its wholly-owned Lapon Canyon Gold Project (“Lapon Canyon Project”) located approximately 40 miles southeast of Yerington, Nevada. On July 5, 2017, we entered into a property purchase agreement with WRR on the Lapon Canyon Project, pursuant to which WRR agreed to buy back our interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR (the “WRR Shares”) and warrants to acquire an additional 11,900,000 WRR Shares (the “WRR Warrants”). Each WRR Warrant is exercisable for a period of five years without further consideration into one WRR Share. The terms of the WRR Warrants contain a provision which prevents us from exercising any WRR Warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. We exercised 10,000,000 WRR Warrants on January 9, 2020; at the time of exercise, the WRR Shares had a fair market value of $878,539 (CAD$1,149,042).

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”) and are presented in US dollars. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements for the three- and nine-month periods ended September 30, 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2020	2019	periods	2020	2019	periods

Operating expenses
Exploration expenses	$7,349	$32,541	$(25,192)	$7,349	$93,228	$(85,879)
General and administrative expenses	2,988	62,775	(59,787)	8,719	196,172	(187,453)
Professional fees	5,200	1,700	3,500	10,200	8,400	1,800
Transfer agent and filing fees	3,475	2,325	1,150	8,287	6,484	1,803
Total operating expenses	(19,012)	(99,341)	(80,329)	(34,555)	(304,284)	(269,729)
Other items
Fair value gain/(loss) on equity investments	237,226	(1,093,853)	1,331,079	246,593	421,275	(174,682)
Foreign exchange gain/(loss)	8,811	(7,729)	16,540	(9,615)	15,076	(24,691)
Interest income	481	1,577	(1,096)	2,363	3,601	(1,238)
Realized gain on equity investment	86,586	-	86,586	168,866	247,524	(78,658)
Net and comprehensive income/(loss)	$314,092	$(1,199,346)	$1,513,438	$373,652	$383,192	$(9,540)

Revenues

We had no revenues for the three- and nine-month periods ended September 30, 2020 and 2019. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees.

During the three-month period ended September 30, 2020, our operating expenses decreased by $80,329, or 81%, to $19,012 for the three months then ended, compared to $99,341 for the three-month period ended September 30, 2019. This change was mainly associated with decreased general and administrative fees, which decreased by $59,787 to $2,988 for the three-month period ended September 30, 2020, as compared to $62,775 we incurred during the three months ended September 30, 2019. The main component affecting the change in general and administrative expenses was associated with absence of management consulting fees, as the Company’s related parties agreed to provide their consulting services free of charge. During the comparative three-month period ended September 30, 2019, we incurred $60,000 in management consulting fees, which were recorded as part of general and administrative expenses. Our exploration expenses for the three-month period ended September 30, 2020, decreased by $25,192, or 77%, from $32,541 we incurred during the three-month period ended September 30, 2019, to $7,349 in exploration expenses we incurred during the three-month period ended September 30, 2020. The exploration expenses were associated with annual payments for the Lazy Claims and the Loman Claims. These decreases were in part offset by increased professional fees of $5,200, a $3,500 increase from $1,700 we incurred during the three-month period ended September 30, 2019, and by $3,475 in transfer agent and filing fees, which increased by $1,150, as compared to $2,325 we incurred during the comparative period. Legal and transfer agent and filing fees increased as a result of our decision to consolidate our Common Stock on 1-for-10 basis, which became effective on October 28, 2020.

On a year-to-date basis, our operating expenses decreased by $269,729, or 89%, to $34,555 for the nine months ended September 30, 2020, compared to $304,284 for the nine-month period ended September 30, 2019. This change was mainly associated with decreased general and administrative fees, which decreased by $187,453 to $8,719 for the nine-month period ended September 30, 2020, as compared to $196,172 we incurred during the nine months ended September 30, 2019. The main component affecting the change in general and administrative expenses was associated with absence of management consulting fees, as the Company’s related parties agreed to provide their consulting services free of charge. During the comparative nine-month period ended September 30, 2019, we incurred $180,000 in management consulting fees. Our exploration expenses for the nine-month period ended September 30, 2020, decreased by $85,879, or 92%, from $93,228 we incurred during the nine-month period ended September 30, 2019, to $7,349 in exploration expenses we incurred during the nine-month period ended September 30, 2020. The exploration expenses were associated with annual payments for the Lazy Claims and the Loman Claims. These decreases were in part offset by increased professional fees of $10,200, a $1,800 increase from $8,400 we incurred during the nine-month period ended September 30, 2019, and by $8,287 in transfer agent and filing fees, which increased by $1,803, as compared to $6,484 we incurred during the comparative period. Legal and transfer agent and filing fees increased as a result of our decision to consolidate our Common Stock on 1-for-10 basis, which became effective on October 28, 2020.

Other Items

During the three months ended September 30, 2020, we recognized $237,226 gain on fair value of equity investments (2019 –$1,093,853 loss). The gain resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by increased market price of WRR’s shares from CAD$0.09 per share at June 30, 2020, to CAD$0.125 per share at September 30, 2020, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. During the same period, we recorded $86,586 gain on equity investments which was associated with the sale of 4,371,000 WRR Shares for net proceeds of $375,249 (CAD$499,070) (2019 - $247,524). We earned $481 in interest revenue (2019 - $1,577). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $8,811 gain associated with foreign exchange fluctuation rates (2019 - $7,729 loss).

During the nine months ended September 30, 2020, we recognized $246,593 gain on fair value of equity investments (2019 –$421,275). The gain resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by increased market price of WRR’s shares from CAD$0.085 per share at December 31, 2019, to CAD$0.125 per share at September 30, 2020, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. During the same period, we recorded $168,866 gain on equity investments which was associated with the sale of 5,640,000 WRR Shares for net proceeds of $540,579 (CAD$719,045) (2019 - $247,524). We earned $2,363 in interest revenue (2019 - $3,601). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $9,615 loss associated with foreign exchange fluctuation rates (2019 - $15,076 gain).

Net Income (Loss)

At September 30, 2020, we recorded a net income of $314,092, as compared to net loss of $1,199,346 for the three-month period ended September 30, 2019. This change mainly resulted from $237,226 gain on revaluation of our equity investments, as opposed to $1,093,853 loss we recognized in the comparative period.

On a year-to-date basis, we recorded a net income of $373,652, as compared to net income of $383,192 for the nine-month period ended September 30, 2019. This change mainly resulted from $246,593 gain on revaluation of our equity investments (2019 - $421,275), and $168,866 realized gain on the sale of WRR Shares (2019 - $247,524).

Liquidity and Capital Resources

	September 30, 2020	December 31, 2019

Current assets	$862,756	$368,484
Current liabilities	1,424,896	1,429,396
Working capital deficit	$(562,140)	$(1,060,912)

As of September 30, 2020, we had a cash balance of $857,323, of which $468,023 (CAD$624,296) were held in high-interest savings account with a major Canadian bank, and working capital deficit of $562,140 with cash flows used in operations totaling $40,842 for the period then ended. During the nine months ended September 30, 2020, our operations were funded with $540,579 cash we generated from the sales of our equity investments.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-and nine-month periods ended September 30, 2020. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the advances payable, or to support our exploration program. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities	$(40,842)	$(56,595)
Cash flows provided by investing activities	540,579	478,077
Cash flows provided by financing activities	-	1,100
Effects of foreign currency exchange on cash	(9,615)	-
Net increase in cash during the period	$490,122	$422,582

Net cash used in operating activities

Our net cash used in operating activities decreased by $15,753, or 28%, to $40,842 for the nine months ended September 30, 2020, compared with $56,595 for the comparative period in 2019. During the nine months ended September 30, 2020, we used $32,192 to cover our cash operating costs, $4,150 to increase our prepaid expenses, and $4,500 to reduce our accounts payable and accrued liabilities.

Our net cash used in operating activities increased by $25,504, or 82%, to $56,595 for the nine months ended September 30, 2019, compared with $31,091 for the comparative period in 2018. During the nine months ended September 30, 2019, we used $301,545 to cover our cash operating costs and $1,650 to increase our prepaid expenses. These uses of cash were offset by $66,500 increase in our accounts payable and by $180,100 increase in the amounts due to our related parties.

Adjustments to reconcile net income to net cash used in operating activities

During the nine months ended September 30, 2020, we recognized $246,593 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $168,866 gain on sale of 5,640,000 WRR Shares for net proceeds of $540,579 (CAD$719,045). In addition, we recognized $9,615 loss on foreign exchange fluctuations.

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

Net cash generated by investing activities

During the nine-month period ended September 30, 2020, we generated $540,579 on the sale of 5,640,000 WRR Shares.

During the nine-month period ended September 30, 2019, we generated $478,077 on the sale of 5,242,000 WRR Shares.

Net cash provided by financing activities

During the nine months ended September 30, 2019, we recorded $1,100 as non-interest-bearing advance owed to WRR for a payment that WRR made on our behalf. We did not have any financing activities during the nine months ended September 30, 2020.

Going Concern

At September 30, 2020, we had a working capital deficit of $562,140 and cash on hand of $857,323, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 8,218,000 WRR Shares and 1,900,000 WRR Warrants, which we have been using and are planning to continue to use as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2020.

Unproved Mineral Properties

As of the date of this quarterly report on Form 10-Q, our mineral interests are represented by the Lazy Claims Property and the Loman Claims Property.

We acquired the Lazy Claims Property through an exploration lease agreement with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, dated for reference August 2, 2017 (the “Lazy Claims Agreement”). The Lazy Claims Agreement grants us a right to conduct exploratory work for minerals on three Lazy Claims totaling 60 acres and located in Mineral County, Nevada about 18 miles southeast of the town of Hawthorne (the “Lazy Claims”).

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

During the nine-month period ended September 30, 2020, we spent a total of $7,349 on our mineral claims, of which $2,000 represented an annual payment under the Lazy Claims Agreement, and remaining $5,349 were associated with annual regulatory payments required to keep our claims in good standing.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended September 30, 2020.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

November 9, 2020	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), President and Member of the Board of Directors

