Form 10-K
period 2020-12-31
Nevada Canyon Gold Corp.
filed 2021-03-03
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,039,500 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 30, 2020.

The number of shares of the registrant’s common stock issued and outstanding as of March 3, 2021, was 4,455,093.

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

PART I

Item 1. Description of Business

Organization

We were incorporated under the laws of the State of Nevada on February 27, 2014, with fiscal year end on December 31, under the original name Tech Foundry Ventures, Inc. On July 6, 2016, we changed our name to Nevada Canyon Gold Corp. On April 28, 2016, we split our common stock on a 10:1 basis without affecting the par value. On August 27, 2020, our Board of Directors approved a 1:10 reverse split of our common stock (the “Reverse Stock Split”), which became effective upon approval by the Financial Industry Regulatory Authority (“FINRA”), which was received on October 28, 2020. All shares and per share amounts have been retroactively restated to account for the Reverse Stock Split.

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

Exploration program

We plan to continue our exploration program once the uncertainty and the restrictions associated with COVID-19 pandemic are resolved In 2020 we completed a portion of the Phase I exploration program on the Lazy Claims Property, which consisted of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program is scheduled for spring of 2021. Once completed, Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. The Phase II drill program is expected to begin later in 2021, following the completion of a ground-based geophysical survey and final compilation of all the Phase I results.

Loman Property

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). As at the date of this Annual Report on Form 10-K, the Loman Property claims are yet to be re-registered into the Company’s name, as due to COVID-19 pandemic certain regulatory requirements cannot be finalized. The Company intends to finalize the re-registration once the current world health crisis has passed and all local regulatory services are operating at full capacity.

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

Exploration program

We plan to continue our exploration program once the uncertainty and the restrictions associated with COVID-19 pandemic are resolved. In 2020 we completed a portion of our Phase I that consisted of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveying. Completion of the Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. Phase I is expected to continue later in the spring 2021, with Phase II expected to begin sometime in 2021 following the compilation of the Phase I results.

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

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to continue devoting approximately 10 hours per week in 2021.

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

We are a junior exploration company incorporated on February 27, 2014. We have a limited operating history upon which an evaluation of our future prospects can be made. As at December 31, 2020, we had a working capital deficit of $536,890, cash on hand of $893,823, and $259,053 in retained deficit. Our capital assets include an equity investment in common shares and warrants to acquire common shares of Walker River Resources Corp. (“WRR”), which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. These details must be considered in light of the substantial risks, expenses, and difficulties encountered by new entrants into the mining and mineral exploration industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors. Based upon current plans, we expect to incur losses in future periods as we incur expenses associated with our operations and exploration programs. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares.

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

Our auditor’s report for the year ended December 31, 2020, expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Report of Independent Registered Public Accounting Firm”

We had generated a net income of $288,158 for the year ended December 31, 2020, of which $135,849 resulted from gain on fair value adjustment we recorded on our equity investment, and $168,866 was attributed to gain on sale of WRR shares. Our future is dependent upon our ability to obtain financing, to continue gainfully sell shares of WRR, and upon future profitable operations. In addition to selling part of our equity investment in WRR we may seek additional funds through private placements of our common stock which may result in substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

As of December 31, 2020, we had $893,823 in cash on hand and $794,542 in equity investments. From April 2014 to December 31, 2020, our initial three shareholders have advanced us $142,232 to cover our working capital expenses. We have raised $85,000 in our initial public offering, $375,000 in private placement, and $16,164 through non-interest-bearing advances payable on demand. If we are unable to develop our business or secure additional funds we will have no choice but to continue selling our equity investment in WRR, or our business would fail and our shares may be rendered worthless. To preserve our equity investment in WRR we may seek to obtain debt financing, which may result in substantial dilution to our then existing shareholders. There can also be no assurance that we will be able to successfully dispose of our equity investment in WRR to satisfy our operating needs. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

As a result of the current economic downturn, COVID-19 pandemic, and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the exploration programs that we may plan could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing. We anticipate our revenues to be derived from the sale of ore, which could suffer if customers are suffering from the economic downturn. During weak economic conditions, we may not experience any growth if we are unable to obtain financing to enable us to continue our planned operations.

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

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our mineral claims have no known reserves.

The probability of a mining claim having the necessary quantity and quality of ore to result in a profitable mining operation is uncertain. Our claims, even with large investments by us, may never generate a profit.

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

Any of these events could significantly increase the expenses incurred on our planned and future exploration activities and could materially and adversely affect our business, financial condition, future results, and cash flow if any.

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

There has not been any established trading market for our common stock although our common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace and we are eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. There can be no assurances as to whether:

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

Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Our three founders together own 2,970,000 common shares representing 66.6% of the outstanding common stock and our officer and directors hold approximately 44.6% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Our Articles of Incorporation at Article Nine provide for indemnification as follows: “Every person who was or is a party to, or is threatened to be made a party to, or is involved in any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that he, or a person of whom he is the legal representative, is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability, and loss (including attorneys’ fees judgments, fines, and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right, which may be enforced in any manner desired by such person. The expenses of Officers and Directors incurred in defending a civil or criminal action, suit, or proceeding must be paid by the Corporation as they are incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the Director or Officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Corporation. Such right of indemnification shall not be exclusive of any other right which such Directors, Officers, or representatives may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of Stockholders, provision of law, or otherwise, as well as their rights under this Article. Without limiting the application of the foregoing, the Stockholders or Board of Directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Nevada, and may cause the Corporation to purchase and maintain insurance on behalf of any person who is or was a Director or Officer of the Corporation, or is or was serving at the request of the Corporation as a Director or Officer of another Corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the Corporation would have the power to indemnify such person. The indemnification provided in this Article shall continue as to a person who has ceased to be a Director, Officer, Employee, or Agent, and shall inure to the benefit of the heirs, executors, and administrators of such person.”

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

We are subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which are immediately available to the public for inspection and copying. These reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs, we will no longer be obligated to file periodic reports with the SEC and the access to our business information would then be even more restricted. We will not be required to furnish proxy statements to security holders and our directors, officer and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders that are not accredited investors (or, alternatively, 2,000 or more total shareholders) and greater than $10 million in assets. This means that access to information regarding our business will be limited.

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

High & Low Bids

Period ended	High	Low	Source
December 31, 2020(1)	$1.01	$0.105	OTC Markets Group Inc.
October 27, 2020	$0.105	$0.072	OTC Markets Group Inc.
September 30, 2020	$0.175	$0.029	OTC Markets Group Inc.
June 30, 2020	$0.04	$0.029	OTC Markets Group Inc.
March 31, 2020	$0.03	$0.0282	OTC Markets Group Inc.
December 31, 2019	$0.04	$0.03	OTC Markets Group Inc.
September 30, 2019	$0.06	$0.04	OTC Markets Group Inc.
June 30, 2019	$0.041	$0.041	OTC Markets Group Inc.
March 31, 2019	$0.057	$0.041	OTC Markets Group Inc.

(1)Following a 1 for 10 reverse split

Common Stock Currently Outstanding

As of March 3, 2021, we had 4,455,093 shares of our common stock outstanding.

Holders

As of the date of this Annual Report on Form 10-K, we had 24 stockholders of record of our common stock.

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

Results of Operation

	Years ended December 31,		Changes between
	2020	2019	the periods
Operating expenses
Exploration expenses	$7,349	$138,373	$(131,024)
General and administrative expenses	11,479	251,602	(240,123)
Professional fees	20,900	16,600	4,300
Transfer agent and filing fees	10,262	8,159	2,103
Total operating expenses	(49,990)	(414,734)	(364,744)
Other items
Fair value gain on equity investments	135,849	345,435	(209,586)
Realized gain on equity investments	168,866	232,676	(63,810)
Foreign exchange gain	30,552	5,310	25,242
Interest income	2,881	5,118	(2,237)
Net income	$288,158	$173,805	$114,353

Revenues. Due to the exploration rather than the production nature of our business, we did not have any revenue associated with our business activities; furthermore, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the year ended December 31, 2020, our operating expenses decreased by $364,744 or 88%, to $49,990 for the year ended December 31, 2020, compared to $414,734 for the year ended December 31, 2019.

This change was mainly associated with expenditures on general and administrative fees, which decreased by $240,123 to $11,479 for the year ended December 31, 2020, as compared to $251,602 we incurred during the year ended December 31, 2019. The main component affecting the change in general and administrative expenses was associated with absence of management consulting fees, as the Company’s related parties agreed to provide their consulting services free of charge. During the comparative year ended December 31, 2019, we incurred $240,000 in management consulting fees. Our exploration expenses for the year ended December 31, 2020, decreased by $131,024, or 95%, from $138,373 we incurred during the year ended December 31, 2019, to $7,349 in exploration expenses we incurred during the year ended December 31, 2020. The exploration expenses were associated with annual payments for the Lazy Claims and the Loman Claims. During the year ended December 31, 2019, the Company paid $124,000 in consulting fees associated in part with preparing geological program to be run on Lazy Claims and $11,832 for other exploration expenses. The Company did not have similar expenses during the year ended December 31, 2020. These decreases were in part offset by increased professional fees of $20,900, a $4,300 increase from $16,600 we incurred during the year ended December 31, 2019, and by $10,262 in transfer agent and filing fees, which increased by $2,103, as compared to $8,159 we incurred during the comparative period. Legal and transfer agent and filing fees increased as a result of our decision to consolidate our Common Stock on 1-for-10 basis, which became effective on October 28, 2020.

Other items. During the year ended December 31, 2020, we recognized $135,849 gain (2019 - $345,435) on fair value of equity investments, which resulted from the revaluation of WRR Shares and WRR Warrants. The gain resulted from the increase of the market price of WRR common stock from CAD$0.085 per share at December 31, 2019, to CAD$0.10 per share at December 31, 2020. In comparison, during the year ended December 31, 2019, the market price of WRR common stock increased from CAD$0.06 per share at December 31, 2018, to CAD$0.085 per share at December 31, 2019, resulting in an overall gain. During the same period, we recorded $168,866 gain on the sale of 5,640,000 WRR shares for net proceeds of $540,579 (2019 – we sold 5,242,000 WRR Shares for net proceeds of $470,601, resulting in $232,676 gain). We invested $490,819 of the proceeds from the sales of WRR shares into high interest saving account with a major Canadian bank, which generated $2,881 in interest revenue (2019 - $5,118). Since our investment in WRR shares and warrants and the funds held in the high interest savings account are held in Canadian dollars, during the year ended December 31, 2020, we recorded gain of $30,552 (2019 - $5,310) associated with fluctuations in foreign exchange rates.

Net income. At December 31, 2020, our net income was $288,158, as compared to net income of $173,805 we incurred during the year ended December 31, 2019. The change in the net income resulted mainly from the sale of our equity investments in WRR, as well as unrealized gain on revaluation of the equity investments we continued to carry at December 31, 2020.

Liquidity and Capital Resources

Working capital	December 31, 2020	December 31, 2019

Current assets	$895,106	$368,484
Current liabilities	1,431,996	1,429,396
Working capital deficit	$(536,890)	$(1,060,912)

As of December 31, 2020, we had a cash balance of $893,823, of which $490,819 (CAD$624,910) was held in the high interest savings account, and a working capital deficit of $536,890 with cash flows used in operations totaling $44,509 for the year then ended. During the year ended December 31, 2020, our operations were funded with $540,579 cash we generated from the sales of our equity investments.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended December 31, 2020. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital. If we are unable to secure additional capital through equity or debt financing, we may choose to sell all or part of our investment in WRR.

Cash Flow

	Year Ended December 31,
	2020	2019
Cash flows used in operating activities	$(44,509)	$(95,806)
Cash flows provided by investing activities	540,579	460,206
Cash flows provided by financing activities	-	1,200
Effects of foreign currency translation on cash	30,552	-
Net increase in cash during the year	$526,622	$365,600

Net cash used in operating activities

Our net cash used in operating activities decreased by $51,297, or 54%, to $44,509 for the year ended December 31, 2020, compared with $95,806 for the year ended December 31, 2019. During the year ended December 31, 2020, we used $47,109 to cover our cash operating costs; this use of cash was offset by increase in our accounts payable of $2,600.

Our net cash used in operating activities increased by $64,362, or 205%, to $95,806 for the year ended December 31, 2019, compared with $31,444 for the year ended December 31, 2018. During the year ended December 31, 2019, we used $404,306 to cover our cash operating costs; this use of cash was offset by increase in our accounts payable of $68,500, and by $240,000 increase in related party payables, which were associated with consulting fees we accrued to the companies controlled by Mr. Cocks and Mr. Levine.

Adjustments to reconcile net income to net cash used by operating activities

During the year ended December 31, 2020, we recognized $135,849 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants which resulted from the fluctuation in share prices and foreign exchange rates, we also recorded $168,866 gain on sale of our equity investments. Since our equity investments are held in CAD$, we recorded $30,552 gain resulting from the fluctuation of foreign exchange rates during the year.

During the year ended December 31, 2019, we recognized $345,435 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants which resulted from the fluctuation in share prices and foreign exchange rates, we also recorded $232,676 gain on sale of our equity investments.

Net cash provided by investing activities

During the year ended December 31, 2020, we generated $540,579 on the sale of 5,640,000 WRR Shares.

During the year ended December 31, 2019, we generated $470,601 on the sale of 5,242,000 WRR Shares which was in part offset by $10,395 we used to acquire Loman Property claims.

Net cash provided by financing activities

We did not engage in any financing activities during the year ended December 31, 2020.

During the year ended December 31, 2019, we received $1,100 from WRR and $100 from Mr. Cocks under non-interest-bearing advances to pay certain vendor payables.

Going Concern

At December 31, 2020, we had a working capital deficit of $536,890 and cash on hand of $893,823, which is not sufficient to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

During the year ended December 31, 2019, we spent $10,395 to acquire Loman Property claims. During the year ended December 31, 2020, we did have any transactions resulting in capital expenditures.

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

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nevada Canyon Gold Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit) and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada

March 3, 2021

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$893,823	$367,201
Prepaid expenses	1,283	1,283
	895,106	368,484

Equity investment	794,542	1,030,406
Mineral property interest	10,395	10,395
TOTAL ASSETS	$1,700,043	$1,409,285

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$353,600	$351,000
Related party payables	1,062,232	1,062,232
Notes and advances payable	16,164	16,164
Total liabilities	1,431,996	1,429,396

Stockholders’ Equity (Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2020 and 2019	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 4,455,093 issued and outstanding as of December 31, 2020 and 2019	445	445
Additional paid-in capital	526,655	526,655
Deficit	(259,053)	(547,211)
	268,047	(20,111)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,700,043	$1,409,285

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

	For the year ended December 31,
	2020	2019

Operating expenses
Exploration expenses	$7,349	$138,373
General and administrative expenses	11,479	251,602
Professional fees	20,900	16,600
Transfer agent and filing fees	10,262	8,159
	(49,990)	(414,734)
Other items
Fair value gain on equity investment	135,849	345,435
Foreign exchange gain	30,552	5,310
Interest income	2,881	5,118
Realized gain on equity investment	168,866	232,676
Net income	$288,158	$173,805

Net income per common share - basic	$0.06	$0.04
Net income per common share - diluted	$0.06	$0.04
Weighted average number of common shares outstanding
Basic and diluted	4,455,093	4,455,093

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Stockholders’ Equity (Deficit)

(Presented in US Dollars)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	4,455,093	$445	$526,655	$(721,016)	$(193,916)

Net income for the year	-	-	-	173,805	173,805
Balance, December 31, 2019	4,455,093	445	526,655	(547,211)	(20,111)

Net income for the year	-	-	-	288,158	288,158
Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

The accompanying notes are an integral part of these financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

	For the year ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$288,158	$173,805
Adjustment to reconcile net income to net cash used in operating activities
Fair value gain on equity investment	(304,715)	(578,111)
Foreign exchange gain	(30,552)	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,600	68,500
Related party payables	-	240,000
Net cash used in operating activities	(44,509)	(95,806)

INVESTING ACTIVITIES
Sale of equity investments	540,579	470,601
Acquisition of mineral property interest	-	(10,395)
Net cash povided by investing activities	540,579	460,206

FINANCING ACTIVITIES
Advances from shareholders	-	100
Notes and advances payable	-	1,100
Net cash provided by financing activities	-	1,200

Effect of foreign currency translation on cash	30,552	-

Net increase in cash	526,622	365,600
Cash, beginning	367,201	1,601
Cash, ending	$893,823	$367,201

Supplemental cash flow information
Cash received for interest	$2,881	$5,118
Cash paid for income taxes	$-	$-

Significant non-cash transactions
Fair value gain on equity investment	$135,849	$345,435

The accompanying notes are an integral part of these financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

NOTE 1 - NATURE OF BUSINESS

Nevada Canyon Gold Corp. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. On July 6, 2016, the Company changed its name from Tech Foundry Ventures, Inc. to Nevada Canyon Gold Corp.

On August 27, 2020, the Company’s Board of Directors approved a one-for-ten (1:10) reverse split of the Company’s common stock (the “Reverse Stock Split”), which became effective upon approval by the Financial Industry Regulatory Authority (“FINRA”), which was received on October 28, 2020. All shares and per share amounts have been retroactively restated to account for the Reverse Stock Split.

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

Income/ Loss per Share

The Company’s basic income/loss per share is calculated by dividing its net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive income/loss per share is calculated by dividing its net income/loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2020 and 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Amounts due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,232
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Amounts due to a director(a)	271,000	271,000
Amounts due to a company controlled by the director (a)	240,000	240,000
Advances due to a major shareholder(a)	21,000	21,000
Related party payables	$1,062,232	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the year ended December 31, 2020, the Company did not have any transactions with its related parties. During the year ended December 31, 2019, the Company accrued $120,000 in consulting fees payable to a company controlled by the CEO and $120,000 in consulting fees to a company controlled by a director of the Company. In addition, during the year ended December 31, 2019, the Company received $100 as a non-interest-bearing advance from the Company’s CEO.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2020	December 31, 2019
Trade payables	$345,400	$340,300
Accrued liabilities	8,200	10,700
	$353,600	$351,000

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

During the year ended December 31, 2020 and 2019, the Company paid $2,543 (2019 - $2,541) for its mineral property interests in Lazy Claims, of which $2,000 (2019 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2019 - $541) was associated with the annual mining claim fees paid to the Bureau of Land Management.

Loman Claims

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired from a third-party by the Company.

During the year ended December 31, 2020, the Company paid $4,806 (2019 - $Nil) for its mineral property interests in Loman Claims.

Additional Exploration Consulting Fees

During the year ended December 31, 2019, the Company paid $124,000 in consulting fees associated in part with preparing geological program to be run on Lazy Claims and $11,832 for other exploration expenses. The Company did not have similar expenses during the year ended December 31, 2020.

NOTE 6 – EQUITY INVESTMENT

As at December 31, 2020, the Company’s equity investment consisted of 8,218,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”).

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

At December 31, 2020, the fair market value of the equity investment was calculated to be $794,542 (2019 - $1,030,406) based on the market price of WRR Shares at December 31, 2020.

During the year ended December 31, 2020, the Company sold 5,640,000 WRR Shares for net proceeds of $540,579 (2019 – the Company sold 5,242,000 WRR Shares for net proceeds of $470,601). The Company recorded a net realized gain of $168,866 on the sale of WRR Shares (2019 - $232,676).

The revaluation of the equity investment in WRR resulted in $135,849 gain (2019 - $345,435). The gain resulted from the increase of the market price of WRR common stock from CAD$0.085 per share at December 31, 2019, to CAD$0.10 per share at December 31, 2020. In comparison, during the year ended December 31, 2019, the market price of WRR common stock increased from CAD$0.06 per share at December 31, 2018, to CAD$0.085 per share at December 31, 2019, resulting in an overall gain.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At December 31, 2020, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

On August 27, 2020, the Company’s Board of Directors approved a one-for-ten (1:10) Reverse Stock Split. The record date for the Reverse Stock Split was August 28, 2020, however, it became effective on October 28, 2020, when the Company received an approval from Financial Industry Regulatory Authority (“FINRA”). All share data and per-share amounts have been retroactively restated to account for the Reverse Stock Split.

During the years ended December 31, 2020 and 2019, the Company did not have any transactions that would have resulted in issuance of its shares.

NOTE 9 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2020	2019
Net income before tax	$288,158	$173,805
Statutory tax rate	21%	21%
Expected income tax recovery at statutory rate	60,513	36,499
Non-deductible expenditures	1,771	(67,026)
Adjustments relating to previously filed tax returns	(235)	(4,602)
Change in valuation allowance	(62,049)	35,129
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2020	2019
Deferred income tax assets
Marketable securities	$(88,044)	$(82,765)
Non-capital loss carry-forward	143,886	200,655
Total deferred income tax assets	55,842	117,890
Less: Valuation allowance	(55,842)	(117,890)
Net deferred income tax assets	$-	$-

The Company has net operating losses of approximately $685,000 available to reduce future years’ taxable income. These losses may be carried forward indefinitely. Tax attributes are subject to review, and potential adjustment, by tax authorities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2020, were not effective in providing timely material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2020.

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

Based on an assessment of the Company’s internal control procedures over financial reporting for the year ended December 31, 2020, management believes that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred for the year ended December 31, 2020, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until his or her successor is elected and qualified. Our directors elect our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, age, and position of our present officer and directors are set forth below:

Name	Age	Title(s)

Jeffrey Cocks	58	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary

Michael Levine	71	Director

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2020, and 2019, compensation awarded to, paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jeffrey Cocks(1), CEO, CFO and	2020	-	-	-	-	-	-	-		-
Director	2019	-	-	-	-	-	-	120,000	(2)	120,000

Michael Levine(1),	2020	-	-	-	-	-	-	-		-
Director	2019	-	-	-	-	-	-	120,000	(3)	120,000

(1)	We have no formal employment arrangements with Mr. Cocks or Mr. Levine at this time. Mr. Cocks’ and Mr. Levine’s compensation has not been fixed or based on any percentage calculations.
(2)	During our fiscal 2019 we accrued $120,000 in consulting fees payable to a company controlled by Mr. Cocks. During the year ended December 31, 2020, Mr. Cocks agreed to provide his consulting services free of charge.
(3)	During our fiscal 2019, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Levine. During the year ended December 31, 2020, Mr. Levine agreed to provide his consulting services free of charge.

Grants of Plan-Based Awards

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2020 and 2019.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 3, 2021, we had 4,455,093 shares of common stock outstanding of which 2,970,000 was held by three shareholders. There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	995,000	direct	22.3%
Common Stock	Michael Levine	995,000	direct	22.3%
	All Officers and Directors as a Group	1,990,000		44.6%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	995,000	direct	22.3%
Common Stock	Michael Levine	995,000	direct	22.3%
Common Stock	Ron Tattum(1)	980,000	beneficial	22.0%

(1)	The shares are registered in the name of BCIM Management, LP, which Mr. Ron Tattum has control over.

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

In an effort to resolve such potential conflicts of interest, our officer and directors have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

During the year ended December 31, 2020, Mr. Cocks agreed to provide his consulting services free of charge.

During the year ended December 31, 2019, we received $100 advance from Mr. Cocks, our CEO, CFO, and a director. During the same period, we accrued $120,000 in consulting fees payable to a company controlled by Mr. Cocks.

During the year ended December 31, 2020, Mr. Levine agreed to provide his consulting services free of charge.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses, where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent, where required; and
●	obtain shareholder consent, where required.

Item 14. Principal Accountant Fees and Services

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2020	December 31, 2019

Audit fees	$15,500	$14,500
Audit-related fees	$-	$-
Tax fees	$1,200	$1,200
All other fees	$-	$-

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

NEVADA CANYON GOLD CORP.

March 3, 2021	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 3, 2021	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Executive Officer
(Principal Executive Officer) and Chief Financial Officer
(Principal Accounting Officer) and Director

March 3, 2021	/s/ Michael Levine
Michael Levine
Director

