Form 10-Q
period 2021-03-31
Nevada Canyon Gold Corp.
filed 2021-05-14
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2021, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 4,455,093.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$898,341	$893,823
Prepaid expenses	1,466	1,283
	899,807	895,106

Equity investment	884,924	794,542
Mineral property interest	10,395	10,395
TOTAL ASSETS	$1,795,126	$1,700,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$356,333	$353,600
Related party payables	1,062,232	1,062,232
Notes and advances payable	16,164	16,164
Total liabilities	1,434,729	1,431,996

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 4,455,093 issued and outstanding as of March 31, 2021 and December 31, 2020	445	445
Additional paid-in capital	526,655	526,655
Deficit	(166,703)	(259,053)
	360,397	268,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,795,126	$1,700,043

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2021	2020

Operating expenses
General and administrative expenses	$3,219	$2,859
Professional fees	3,500	2,500
Transfer agent and filing fees	2,790	2,487
	(9,509)	(7,846)
Other items
Fair value gain (loss) on equity investments	90,382	(232,587)
Foreign exchange gain (loss)	11,028	(36,450)
Interest income	449	1,394
Realized gain on equity investment	-	82,280
Net income (loss)	$92,350	$(193,209)

Net income (loss) per common share; basic and diluted	$0.02	$(0.04)
Weighted average number of common shares outstanding
Basic and diluted	4,455,093	4,455,093

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$92,350	$(193,209)
Adjustment to reconcile net income (loss) to net cash used by operating activities
Fair value (gain) loss on equity investments	(90,382)	150,307
Foreign exchange (gain) loss	(11,028)	36,450
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,733	2,500
Prepaid expenses	(183)	(183)
Net cash used in operating activities	(6,510)	(4,135)

INVESTING ACTIVITIES
Sale of equity investments	-	165,330
Net cash povided by investing activities	-	165,330

Effect of foreign currency translation on cash	11,028	(36,450)

Net increase in cash	4,518	124,745
Cash, beginning	893,823	367,201
Cash, ending	$898,341	$491,946

Supplemental cash flow information
Cash received for interest	$449	$1,394
Cash paid for income taxes	$-	$-

Significant non-cash transactions
Fair value (gain) loss on equity investments	$(90,382)	$232,587

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Stockholders’ Equity (Deficit)

(Presented in US Dollars)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	4,455,093	$445	$526,655	$(547,211)	$(20,111)

Net loss for the period ended March 31, 2020	-	-	-	(193,209)	(193,209)
Balance, March 31, 2020	4,455,093	$445	$526,655	$(740,420)	$(213,320)

Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

Net income for the period ended March 31, 2021	-	-	-	92,350	92,350
Balance, March 31, 2021	4,455,093	$445	$526,655	$(166,703)	$360,397

The accompanying notes are an integral part of these unaudited interim condensed financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2021

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of the Company have been prepared in accordance with US GAAP for interim condensed financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim condensed financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Advances due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,232
Amounts due to a company controlled by the CEO(a)	360,000	360,000
Advances due to a director(a)	271,000	271,000
Amounts due to a company controlled by a director(a)	240,000	240,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$1,062,232	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three-month periods ended March 31, 2021 and 2020, the Company did not have any transactions with its related parties.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2021	December 31, 2020
Trade payables	$352,633	$345,400
Accrued liabilities	3,700	8,200
	$356,333	$353,600

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

During the three-month periods ended March 31, 2021 and 2020, the Company did not incur any expenses associated with the Lazy Claims.

Loman Claims

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three-month periods ended March 31, 2021 and 2020, the Company did not incur any expenses associated with the Loman Claims.

NOTE 6 – EQUITY INVESTMENT

As at March 31, 2021, the Company’s equity investments consist of 8,218,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”).

The WRR Warrants expire on July 18, 2022, and can be exercised without further consideration into 1,900,000 common shares in the capital of WRR (the “WRR Shares”). The terms of the WRR Warrants contain a provision which prevents the Company from exercising any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Because these warrants can be exercised for no further consideration they have been accounted for as being equivalent to shares and classified as available for sale.

At March 31, 2021, the fair market value of the equity investment was calculated to be $884,924 (2020 - $794,542) based on the market price of WRR Shares at March 31, 2021.

During the three-month period ended March 31, 2020, the Company sold 1,269,000 WRR Shares for net proceeds of $165,330. The Company recorded a net realized gain of $82,280 on the sale of WRR Shares. The Company did not sell any WRR Shares during the three-month period ended March 31, 2021.

The revaluation of the equity investment in WRR Shares resulted in $90,382 gain (2020 - $232,587 loss). The gain resulted from the increase of the market price of WRR Shares from CAD$0.10 per share at December 31, 2020, to CAD$0.11 per share at March 31, 2021. In comparison, during the three-month period ended March 31, 2020, the market price of WRR Shares decreased from CAD$0.085 per share at December 31, 2019, to CAD$0.07 per share at March 31, 2020, resulting in an overall loss.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At March 31, 2021, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

During the three-month period ended March 31, 2021 and for the year ended December 31, 2020, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-month periods ended March 31, 2021 and 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements for the three-month period ended March 31, 2020, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three-month period ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three months ended March 31,		Changes between
	2021	2020	the periods

Operating expenses
General and administrative expenses	3,219	2,859	360
Professional fees	3,500	2,500	1,000
Transfer agent and filing fees	2,790	2,487	303
Total operating expenses	(9,509)	(7,846)	1,663
Other items
Fair value gain/(loss) on equity investments	90,382	(232,587)	322,969
Foreign exchange gain/(loss)	11,028	(36,450)	47,478
Interest income	449	1,394	(945)
Realized gain on equity investment	-	82,280	(82,280)
Net and comprehensive income/(loss)	$92,350	$(193,209)	$285,559

Revenues

We had no revenues for the three-month periods ended March 31, 2021 and 2020. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2021 and 2020 included general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended March 31, 2021, our operating expenses increased by $1,663, or 21%, to $9,509 for the three months ended March 31, 2021, compared to $7,846 for the three months ended March 31, 2020. This change was mainly associated with increased professional fees which, for the three months ended March 31, 2021, were $3,500, an increase of $1,000 as compared to $2,500 we incurred during the three months ended March 31, 2020. Our general and administrative expenses increased by $360 to $3,219 for the three months ended March 31, 2021, as opposed to $2,859 we incurred in comparative three months ended March 31, 2020; and our transfer agent and filing fees increased by $303, to $2,790, as opposed to $2,487 we incurred during the three months ended March 31, 2020.

Other Items

During the three-month period ended March 31, 2021, we recognized $90,382 gain on fair value of equity investments (2020 – $232,587 loss). The gain resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by increased market price of WRR’s shares from CAD$0.10 per share at December 31, 2020, to CAD$0.11 per share at March 31, 2021, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $449 in interest revenue (2020 - $1,394). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $11,028 gain associated with foreign exchange fluctuation rates (2020 - $36,450 loss).

During the three-month period ended March 31, 2020, we recorded $82,280 gain on equity investments which was associated with the sale of 1,269,000 WRR Shares for net proceeds of $165,330 (CAD$219,974). During the three-month period ended March 31, 2021 we did not sell WRR shares.

Net Income (Loss)

At March 31, 2021, we had a net income of $92,350, as compared to net loss of $193,209 for the three-month period ended March 31, 2020. This change mainly resulted from $90,382 gain on revaluation of our equity investments, as opposed to $232,587 loss we recognized in the comparative period, which was in part offset by $82,280 realized gain on the sale of WRR Shares we recorded during the three-month period ended March 31, 2020.

Liquidity and Capital Resources

	March 31, 2021	December 31, 2020

Current assets	$899,807	$895,106
Current liabilities	1,434,729	1,431,996
Working capital deficit	$(534,922)	$(536,890)

As of March 31, 2021, we had a cash balance of $898,341, of which $497,351 (CAD$625,419) were held in high-interest savings account with a major Canadian bank, and working capital deficit of $534,922 with cash flows used in operations totaling $6,510 for the period then ended. During the three months ended March 31, 2021, our operations were funded with cash on hand.

The cash that we had on hand at March 31, 2021, was generated by selling our investment in WRR shares. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the three-month period ended March 31, 2021. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities	$(6,510)	$(4,135)
Cash flows provided by investing activities	-	165,330
Effects of foreign currency exchange on cash	11,028	(36,450)
Net increase in cash during the period	$4,518	$124,745

Net cash used in operating activities

Our net cash used in operating activities increased by $2,375, or 57%, to $6,510 for the three months ended March 31, 2021, compared with $4,135 for the comparative period in 2020. During the three months ended March 31, 2021, we used $9,060 to cover our cash operating costs and $183 to increase our prepaid expenses. These uses of cash were offset by a $2,733 increase in our accounts payable and accrued liabilities.

For the three months ended March 31, 2020, our net cash used in operating activities decreased by $34,840, or 89%, to $4,135 for the three months ended March 31, 2020, compared with $38,975 for the comparable period in 2019. During the three months ended March 31, 2020, we used $6,452 to cover our cash operating costs and $183 to increase our prepaid expenses. These uses of cash were offset by a $2,500 increase in our accounts payable and accrued liabilities.

Adjustments to reconcile net income/(loss) to net cash used in operating activities

During the three months ended March 31, 2021, we recognized $90,382 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants. In addition, we recognized $11,028 gain on foreign exchange fluctuations associated with cash we held in a high-interest savings account at a major Canadian bank.

During the three months ended March 31, 2020, we recognized $232,587 loss on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $82,280 gain on sale of 1,269,000 WRR Shares for net proceeds of $165,330 (CAD$219,974). In addition, we recognized $36,450 loss on foreign exchange fluctuations associated with cash we held in a high-interest savings account at a major Canadian bank.

Net cash generated by investing activities

During the three-month period ended March 31, 2021, we did not engage in any investing activities.

During the three-month period ended March 31, 2020, we generated $165,330 on the sale of 1,269,000 WRR Shares.

Going Concern

At March 31, 2021, we had a working capital deficit of $534,922 and cash on hand of $898,341, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 8,218,000 WRR Shares and 1,900,000 WRR Warrants, which we have been using and are planning to continue to use as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2021.

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

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended March 31, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 3, 2021.

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

NEVADA CANYON GOLD CORP.

May 14, 2021	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), President and Member of the Board of Directors

