Form 10-Q
period 2021-06-30
Nevada Canyon Gold Corp.
filed 2021-08-11
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NA	NA	NA

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2021, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 4,455,093.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$862,844	$893,823
Prepaid expenses	4,583	1,283
	867,427	895,106

Equity investment	570,116	794,542
Mineral property interest	50,395	10,395
TOTAL ASSETS	$1,487,938	$1,700,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$384,000	$353,600
Related party payables	1,062,232	1,062,232
Notes and advances payable	16,164	16,164
Total liabilities	1,462,396	1,431,996

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 4,455,093 issued and outstanding as of June 30, 2021 and December 31, 2020	445	445
Additional paid-in capital	526,655	526,655
Deficit	(501,558)	(259,053)
	25,542	268,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,487,938	$1,700,043

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Operating expenses
General and administrative expenses	$24,936	$2,872	$28,155	$5,731
Professional fees	2,500	2,500	6,000	5,000
Transfer agent and filing fees	2,325	2,325	5,115	4,812
	(29,761)	(7,697)	(39,270)	(15,543)
Other items
Fair value gain/(loss) on equity investments	(312,971)	241,954	(222,589)	9,367
Foreign exchange gain/(loss)	7,380	18,024	18,408	(18,426)
Interest income	182	488	631	1,882
Realized gain on equity investment	315	-	315	82,280
Net income (loss)	$(334,855)	$252,769	$(242,505)	$59,560

Net income (loss) per common share; basic and diluted	$(0.08)	$0.06	$(0.05)	$0.01
Weighted average number of common shares outstanding
Basic and diluted	4,455,093	4,455,093	4,455,093	4,455,093

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income/(loss)	$(242,505)	$59,560
Adjustment to reconcile net income/(loss) to net cash used by operating activities
Fair value loss/(gain) on equity investments	222,274	(91,647)
Foreign exchange loss/(gain)	(18,408)	18,426
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(9,600)	(5,167)
Prepaid expenses	(3,300)	(4,883)
Net cash used in operating activities	(51,539)	(23,711)

INVESTING ACTIVITIES
Sale of equity investments	2,152	165,330
Net cash provided by investing activities	2,152	165,330

Effect of foreign currency translation on cash	18,408	(18,426)

Net increase/(decrease) in cash	(30,979)	123,193
Cash, beginning	893,823	367,201
Cash, ending	$862,844	$490,394

Supplemental cash flow information
Cash received for interest	$631	$1,882
Cash paid for income taxes	$-	$-

Significant non-cash transactions
Fair value loss/(gain) on equity investments	$222,589	$(9,367)

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Stockholders’ Equity (Deficit)

(Presented in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	4,455,093	$445	$526,655	$(547,211)	$(20,111)

Net loss for the period ended March 31, 2020	-	-	-	(193,209)	(193,209)
Balance, March 31, 2020	4,455,093	445	526,655	(740,420)	(213,320)

Net income for the period ended June 30, 2020	-	-	-	252,769	252,769
Balance, June 30, 2020	4,455,093	$445	$526,655	$(487,651)	$39,449

Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

Net income for the period ended March 31, 2021	-	-	-	92,350	92,350
Balance, March 31, 2021	4,455,093	445	526,655	(166,703)	360,397

Net loss for the period ended June 30, 2021	-	-	-	(334,855)	(334,855)
Balance, June 30, 2021	4,455,093	$445	$526,655	$(501,558)	$25,542

The accompanying notes are an integral part of these unaudited interim condensed financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2021

NOTE 1 - NATURE OF BUSINESS

Nevada Canyon Gold Corp. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. The Company is involved in acquiring and exploring mineral properties in Nevada and Idaho.

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

Continued Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as state, provincial, and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of the Company have been prepared in accordance with US GAAP for interim condensed financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim condensed financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Advances due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,232
Amounts due to a company controlled by the CEO(a)	360,000	360,000
Advances due to a director(a)	271,000	271,000
Amounts due to a company controlled by a director(a)	240,000	240,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$1,062,232	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the six-month periods ended June 30, 2021 and 2020, the Company did not have any transactions with its related parties.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2021	December 31, 2020
Trade payables	$380,300	$345,400
Accrued liabilities	3,700	8,200
	$384,000	$353,600

NOTE 5 – MINERAL PROPERTY INTERESTS

As of June 30, 2021, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, and Belshazzar Property located in Quartzburg mining district, Boise County, Idaho.

Lazy Claims Property

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

During the six-month periods ended June 30, 2021 and 2020, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the six-month periods ended June 30, 2021 and 2020, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property

On May 19, 2021, the Company entered into an exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”).

The term of the Agai-Pah Agreement commenced on May 19, 2021, and continues for ten years, subject to the Company’s right to extend the Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Property.

Full consideration of the Agai-Pah Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Agai-Pah Purchase Price.

During the six-month period ended June 30, 2021, the Company did not incur any expenses associated with the Agai-Pah Property. As of the date of this Quarterly Report on Form 10-Q, the initial cash payment remains outstanding.

Belshazzar Property

On June 4, 2021, the Company entered into an exploration lease with option to purchase agreement (the “Belshazzar Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”).

The term of the Belshazzar Agreement commenced on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Belshazzar Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on June 4, 2021 (the “Belshazzar Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Belshazzar Effective Date while the Belshazzar Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of BH. The annual payments paid by the Company to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms.

During the six-month period ended June 30, 2021, the Company did not incur any expenses associated with the Belshazzar Property. As of the date of this Quarterly Report on Form 10-Q, the initial cash payment remains outstanding.

NOTE 6 – EQUITY INVESTMENT

As at June 30, 2021, the Company’s equity investments consist of 8,197,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”).

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

At June 30, 2021, the fair market value of the equity investment was calculated to be $570,116 (2020 - $794,542) based on the market price of WRR Shares at June 30, 2021.

During the three-month period ended June 30, 2021, the Company sold 21,000 WRR Shares for net proceeds of $2,152. The Company recorded a net realized gain of $315 on the sale of WRR Shares. During the three-month period ended June 30, 2020, the Company did not sell any WRR Shares.

The revaluation of the equity investment in WRR Shares resulted in a $312,971 loss for the three-month period ended June 30, 2021. The loss resulted from the decrease of the market price of WRR Shares from CAD$0.11 per share at March 31, 2021, to CAD$0.07 per share at June 30, 2021. In comparison, during the three-month period ended June 30, 2020, the market price of WRR Shares increased from CAD$0.07 per share at March 31, 2020, to CAD$0.09 per share at June 30, 2020, resulting in a $241,954 gain.

During the six-month period ended June 30, 2021, the Company sold 21,000 WRR Shares for net proceeds of $2,152. The Company recorded a net realized gain of $315 on the sale of WRR Shares. During the six-month period ended June 30, 2020, the Company sold 1,269,000 WRR Shares for net proceeds of $165,330. The Company recorded a net realized gain of $82,280 on the sale of WRR Shares.

The revaluation of the equity investment in WRR Shares resulted in a $222,589 loss for the six-month period ended June 30, 2021. The loss resulted from the decrease of the market price of WRR Shares from CAD$0.10 per share at December 31, 2020, to CAD$0.07 per share at June 30, 2021. In comparison, during the six-month period ended June 30, 2020, the market price of WRR Shares increased from CAD$0.085 per share at December 31, 2019, to CAD$0.09 per share at June 30, 2020, resulting in a $9,367 gain.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At June 30, 2021, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

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

During the six-month period ended June 30, 2021, and for the year ended December 31, 2020, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and six-month periods ended June 30, 2021 and 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Continued Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as state, provincial, and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. We are involved in acquiring and exploring mineral properties in Nevada and Idaho, however, as of the date of this Quarterly Report on Form 10-Q we have not generated or realized any revenues from these business operations.

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

On May 19, 2021, we entered into an exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). The term of the Agai-Pah Agreement commenced on May 19, 2021, and continues for ten years, subject to our right to extend the Agai-Pah Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Agai-Pah Property.

Full consideration of the Agai-Pah Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Agreement remains in effect. We retain the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, we will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity, or a combination thereof, at the election of MSM. The annual payments paid by us, shall not be applied or credited against the Agai-Pah Purchase Price.

As of the date of this Quarterly Report on Form 10-Q, the initial cash payment remains outstanding.

On June 4, 2021, we entered into an exploration lease with option to purchase agreement (the “Belshazzar Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”).

The term of the Belshazzar Agreement commenced on June 4, 2021, and continues for ten years, subject to our right to extend the Belshazzar Agreement for two additional terms of ten years each, and subject to our option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on June 4, 2021 (the “Belshazzar Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Belshazzar Effective Date while the Belshazzar Agreement remains in effect. We retain the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, we will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity, or a combination thereof, at the election of BH. The annual payments paid by us to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms.

As of the date of this Quarterly Report on Form 10-Q, the initial cash payment remains outstanding.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements for the three- and six-month periods ended June 30, 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three- and six-month periods ended June 30, 2021, compared to the three- and six-month periods ended June 30, 2020:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2021	2020	periods	2021	2020	periods
Operating expenses
General and administrative expenses	$24,936	$2,872	$22,064	$28,155	$5,731	$22,424
Professional fees	2,500	2,500	-	6,000	5,000	1,000
Transfer agent and filing fees	2,325	2,325	-	5,115	4,812	303
Total operating expenses	(29,761)	(7,697)	22,064	(39,270)	(15,543)	23,727
Other items
Fair value gain/(loss) on equity investments	(312,971)	241,954	(554,925)	(222,589)	9,367	(231,956)
Foreign exchange gain/(loss)	7,380	18,024	(10,644)	18,408	(18,426)	36,834
Interest income	182	488	(306)	631	1,882	(1,251)
Realized gain on equity investment	315	-	315	315	82,280	(81,965)
Net and comprehensive income/(loss)	$(334,855)	$252,769	$(587,624)	$(242,505)	$59,560	$(302,065)

Revenues

We had no revenues for the three- and six-month periods ended June 30, 2021 and 2020. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended June 30, 2021 and 2020 included general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended June 30, 2021, our operating expenses increased by $22,064, or 287%, to $29,761 for the three months ended June 30, 2021, compared to $7,697 for the three months ended June 30, 2020. This change was associated with $24,936 we incurred in general and administrative expenses, of which $20,700 we paid for redesigning of our website and corporate presentation materials, the expense we did not have during the three months ended June 30, 2020. Our professional fees and transfer agent and filing fees remained unchanged.

On a year-to-date basis, our operating expenses increased by $23,727, or 153%, to $39,270 for the six months ended June 30, 2021, compared to $15,543 we incurred for the six months ended June 30, 2020. This change was associated with $28,155 we incurred in general and administrative expenses, of which $20,700 we paid for redesigning of our website and corporate presentation materials, the expense we did not have during the six months ended June 30, 2020. Our professional fees increased by $1,000 to $6,000 we incurred during the six months ended June 30, 2021. Our transfer agent and filing fees of $5,115 remained comparable with $4,812 we incurred during the six-month period ended June 30, 2020.

Other Items

During the three-month period ended June 30, 2021, we recognized $312,971 loss on fair value of equity investments (2020 – $241,954 gain). The loss resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by decreased market price of WRR’s shares from CAD$0.11 per share at March 31, 2021, to CAD$0.07 per share at June 30, 2021, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $182 in interest revenue (2020 - $488). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $7,380 gain associated with foreign exchange fluctuation rates (2020 - $18,024). During the three-month period ended June 30, 2021, we recorded $315 (2020 - $Nil) gain on equity investments which was associated with the sale of 21,000 WRR Shares for net proceeds of $2,152 (CAD$2,659).

During the six-month period ended June 30, 2021, we recognized $222,589 loss on fair value of equity investments (2020 – $9,367 gain). The loss resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by decreased market price of WRR’s shares from CAD$0.10 per share at December 31, 2020, to CAD$0.07 per share at June 30, 2021, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $631 in interest revenue (2020 - $1,882). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $18,408 gain associated with foreign exchange fluctuation rates (2020 - $18,426 loss). During the six-month period ended June 30, 2021, we recorded $315 (2020 - $82,280) gain on equity investments which was associated with the sale of 21,000 WRR Shares for net proceeds of $2,152 (CAD$2,659). During the comparative period ended June 30, 2020, we sold a total of 1,269,000 WRR Shares for net proceeds of $165,330(CAD$219,974).

Net Income (Loss)

During the three months ended June 30, 2021, we incurred net loss of $334,855, as compared to net income of $252,769 we generated during the three-month period ended June 30, 2020. This change mainly resulted from $312,971 loss on revaluation of our equity investments in WRR Shares, as opposed to $241,954 gain we recognized in the comparative period.

During the six months ended June 30, 2021, we incurred net loss of $242,505, as compared to net income of $59,560 we generated during the six-month period ended June 30, 2020. This change mainly resulted from $222,589 loss on revaluation of our equity investments in WRR Shares, as opposed to $9,367 gain we recognized in the comparative period.

Liquidity and Capital Resources

	June 30, 2021	December 31, 2020

Current assets	$867,427	$895,106
Current liabilities	1,462,396	1,431,996
Working capital deficit	$(594,969)	$(536,890)

As of June 30, 2021, we had a cash balance of $862,844, of which $503,929 (CAD$624,569) was held in a high-interest savings account with a major Canadian bank, and working capital deficit of $594,969 with cash flows used in operations totaling $51,539 for the period then ended. During the six months ended June 30, 2021, our operations were funded with cash on hand.

The cash that we had on hand at June 30, 2021, was generated by selling our investment in WRR shares. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the six-month period ended June 30, 2021. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities	$(51,539)	$(23,711)
Cash flows provided by investing activities	2,152	165,330
Effects of foreign currency exchange on cash	18,408	(18,426)
Net increase/(decrease) in cash during the period	$(30,979)	$123,193

Net cash used in operating activities

Our net cash used in operating activities increased by $27,828, or 117%, to $51,539 for the six months ended June 30, 2021, compared with $23,711 for the comparative period in 2020. During the six months ended June 30, 2021, we used $38,639 to cover our cash operating costs, $9,600 to decrease our accounts payable and accrued liabilities, and $3,300 to increase our prepaid expenses.

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

Adjustments to reconcile net income/(loss) to net cash used in operating activities

During the six months ended June 30, 2021, we recognized $222,589 loss on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $315 gain on sale of 21,000 WRR Shares for net proceeds of $2,152 (CAD$2,659). In addition, we recognized $18,408 gain on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank.

During the six months ended June 30, 2020, we recognized $9,367 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $82,280 gain on sale of 1,269,000 WRR Shares for net proceeds of $165,330 (CAD$219,974). In addition, we recognized $18,426 loss on foreign exchange fluctuations.

Net cash generated by investing activities

During the six-month period ended June 30, 2021, we generated $2,152 from the sale of 21,000 WRR Shares.

During the six-month period ended June 30, 2020, we generated $165,330 from the sale of 1,269,000 WRR Shares.

Going Concern

At June 30, 2021, we had a working capital deficit of $594,969 and cash on hand of $862,844, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 8,197,000 WRR Shares and 1,900,000 WRR Warrants, which we have been using and are planning to continue to use as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six months ended June 30, 2021.

Unproved Mineral Properties

As of the date of this Quarterly Report on Form 10-Q, our mineral interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho.

Lazy Claims Property

We acquired the Lazy Claims Property through an exploration lease agreement with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, dated for reference August 2, 2017 (the “Lazy Claims Agreement”). The Lazy Claims Agreement grants us a right to conduct exploratory work for minerals on three Lazy Claims totaling 60 acres located in Mineral County, Nevada about 18 miles southeast of the town of Hawthorne (the “Lazy Claims”).

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

Agai-Pah Property

On May 19, 2021, we entered into an exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). The term of the Agai-Pah Agreement commenced on May 19, 2021, and continues for ten years, subject to our right to extend the Agai-Pah Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Agai-Pah Property.

Full consideration of the Agai-Pah Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Agreement remains in effect. We retain the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, we will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity, or a combination thereof, at the election of MSM. The annual payments paid by us, shall not be applied or credited against the Purchase Price.

As of the date of this Quarterly Report on Form 10-Q, the initial cash payment remains outstanding.

Belshazzar Property

On June 4, 2021, we entered into an exploration lease with option to purchase agreement (the “Belshazzar Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”).

The term of the Belshazzar Agreement commenced on June 4, 2021, and continues for ten years, subject to our right to extend the Belshazzar Agreement for two additional terms of ten years each, and subject to our option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on June 4, 2021 (the “Belshazzar Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Belshazzar Effective Date while the Belshazzar Agreement remains in effect. We retain the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, we will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity, or a combination thereof, at the election of BH. The annual payments paid by us to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms.

As of the date of this Quarterly Report on Form 10-Q, the initial cash payment remains outstanding.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended June 30, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

August 11, 2021	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), President and Member of the Board of Directors

