Form 10-Q
period 2021-09-30
Nevada Canyon Gold Corp.
filed 2021-11-15
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2021, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 4,455,093.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Balance Sheets

(Presented in US Dollars)

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$992,891	$893,823
Prepaid expenses	3,679	1,283
	996,570	895,106

Equity investment	475,341	794,542
Mineral property interest	50,395	10,395
TOTAL ASSETS	$1,522,306	$1,700,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$386,600	$353,600
Related party payables	1,062,232	1,062,232
Notes and advances payable	16,164	16,164
Convertible notes payable	3	-
Total liabilities	1,464,999	1,431,996

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 4,455,093 issued and outstanding as of September 30, 2021 and December 31, 2020	445	445
Additional paid-in capital	676,655	526,655
Deficit	(619,793)	(259,053)
	57,307	268,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,522,306	$1,700,043

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Operating expenses
Exploration expenses	$2,543	$7,349	$2,543	$7,349
General and administrative expenses	2,828	2,988	30,983	8,719
Professional fees	2,500	5,200	8,500	10,200
Transfer agent and filing fees	1,924	3,475	7,039	8,287
	(9,795)	(19,012)	(49,065)	(34,555)
Other items
Accretion expense	(3)	-	(3)	-
Fair value gain/(loss) on equity investments	(94,775)	237,226	(317,364)	246,593
Foreign exchange gain/(loss)	(13,725)	8,811	4,683	(9,615)
Interest income	63	481	694	2,363
Realized gain on equity investment	-	86,586	315	168,866
Net income (loss)	$(118,235)	$314,092	$(360,740)	$373,652

Net income (loss) per common share; basic and diluted	$(0.03)	$0.07	$(0.08)	$0.08
Weighted average number of common shares outstanding
Basic and diluted	4,455,093	4,455,093	4,455,093	4,455,093

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income/(loss)	$(360,740)	$373,652
Adjustment to reconcile net income/(loss) to net cash used by operating activities
Accretion of convertible debt	3	-
Fair value loss/(gain) on equity investments	317,049	(415,459)
Foreign exchange loss/(gain)	(4,683)	9,615
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(7,000)	(4,500)
Prepaid expenses	(2,396)	(4,150)
Net cash used in operating activities	(57,767)	(40,842)

INVESTING ACTIVITIES
Sale of equity investments	2,152	540,579
Net cash provided by investing activities	2,152	540,579

FINANCING ACTIVITIES
Convertible notes payable	150,000	-
Net cash provided by financing activities	150,000	-

Effect of foreign currency translation on cash	4,683	(9,615)

Net increase in cash	99,068	490,122
Cash, beginning	893,823	367,201
Cash, ending	$992,891	$857,323

Supplemental cash flow information
Cash received for interest	$694	$2,363
Cash paid for income taxes	$-	$-

Significant non-cash transactions
Fair value (gain)/loss on equity investments	$317,364	$(246,593)

The accompanying notes are an integral part of these unaudited interim condensed financial statements

Nevada Canyon Gold Corp.

Statements of Stockholders’ Equity

(Presented in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	4,455,093	$445	$526,655	$(547,211)	$(20,111)

Net loss for the period ended March 31, 2020	-	-	-	(193,209)	(193,209)
Balance, March 31, 2020	4,455,093	445	526,655	(740,420)	(213,320)

Net income for the period ended June 30, 2020	-	-	-	252,769	252,769
Balance, June 30, 2020	4,455,093	445	526,655	(487,651)	39,449

Net income for the period ended September 30, 2020	-	-	-	314,092	314,092
Balance, September 30, 2020	4,455,093	$445	$526,655	$(173,559)	$353,541

Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

Net income for the period ended March 31, 2021	-	-	-	92,350	92,350
Balance, March 31, 2021	4,455,093	445	526,655	(166,703)	360,397

Net loss for the period ended June 30, 2021	-	-	-	(334,855)	(334,855)
Balance, June 30, 2021	4,455,093	445	526,655	(501,558)	25,542

Beneficial conversion on convertible notes payable	-	-	150,000	-	150,000
Net loss for the period ended September 30, 2021	-	-	-	(118,235)	(118,235)
Balance, September 30, 2021	4,455,093	$445	$676,655	$(619,793)	$57,307

The accompanying notes are an integral part of these unaudited interim condensed financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2021

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of the Company have been prepared in accordance with US GAAP for interim condensed financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim condensed financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Convertible Debt with Beneficial Conversion Feature

The Company accounts for beneficial conversion options (“BCF”) embedded in convertible notes in accordance with ASC 470-20. ASC 470-20 generally requires companies to recognize an embedded beneficial conversion feature present in a convertible instrument separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital, resulting in a discount on the convertible instrument. This discount on convertible debt is accreted from the date on which the BCF is first recognized through the stated maturity date. The intrinsic value is calculated at the commitment date being the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If the intrinsic value of the BCF is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument.

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Advances due to the Chief Executive Officer (“CEO”) (a)	$170,232	$170,232
Amounts due to a company controlled by the CEO(a)	360,000	360,000
Advances due to a director(a)	271,000	271,000
Amounts due to a company controlled by a director(a)	240,000	240,000
Advances due to a major shareholder(a)	21,000	21,000
Related party advances	$1,062,232	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the nine-month periods ended September 30, 2021 and 2020, the Company did not have any transactions with its related parties.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2021	December 31, 2020
Trade payables	$382,900	$345,400
Accrued liabilities	3,700	8,200
	$386,600	$353,600

NOTE 6 – MINERAL PROPERTY INTERESTS

As of September 30, 2021, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, and Belshazzar Property located in Quartzburg mining district, Boise County, Idaho.

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

During the three and nine months ended September 30, 2021 and 2020, the Company paid $2,543 (2020 - $2,543) for its mineral property interests in Lazy Claims, of which $2,000 (2020 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2020 - $543) was associated with the annual mining claim fees paid to the Bureau of Land Management.

Loman Property

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three and nine months ended September 30, 2021, the Company did not incur any expenses associated with the Loman Claims. During the three and nine months ended September 30, 2020, the Company paid $4,806 for its mineral property interests in Loman Claims.

Agai-Pah Property

On May 19, 2021, the Company entered into exploration lease with option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”).

The term of the Agai-Pah Agreement commenced on May 19, 2021, and continues for ten years, subject to the Company’s right to extend the Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Property.

Full consideration of the Agai-Pah Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price.

During the three- and nine-month periods ended September 30, 2021, the Company did not incur any expenses associated with the Agai-Pah Property. As of the date of this quarterly report on Form 10-Q, the initial cash payment remains outstanding pursuant to a verbal extension granted to the Company by MSM.

Belshazzar Property

On June 4, 2021, the Company entered exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”).

The term of the Agreement commences on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of BH. The annual payments paid by the Company to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms.

During the three- and nine-month periods ended September 30, 2021, the Company did not incur any expenses associated with the Belshazzar Property. As of the date of this quarterly report on Form 10-Q, the initial cash payment remains outstanding pursuant to a verbal extension granted to the Company by BH.

NOTE 7 – EQUITY INVESTMENT

As at September 30, 2021, the Company’s equity investments consist of 8,197,000 common shares of Walker River Resources Corp. (“WRR”) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”).

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

At September 30, 2021, the fair market value of the equity investment was calculated to be $475,341 (2020 - $794,542) based on the market price of WRR Shares at September 30, 2021.

During the nine-month period ended September 30, 2021, the Company sold 21,000 WRR Shares for net proceeds of $2,152. The Company recorded a net realized gain of $315 on the sale of WRR Shares. During the nine-month period ended September 30, 2020, the Company sold 5,640,000 WRR Shares for net proceeds of $540,579. The Company recorded a net realized gain of $168,866 on the sale of WRR Shares. The Company did not sell any WRR Shares during the three-month period ended September 30, 2021, as opposed to having sold 4,371,000 WRR Shares for net proceeds of $375,249 during the three-month period ended September 30, 2020, which resulted in $86,586 net realized gain on this sale.

The revaluation of the equity investment in WRR Shares resulted in a $94,775 loss for the three-month period ended September 30, 2021. The loss resulted from the decrease of the market price of WRR Shares from CAD$0.07 per share at June 30, 2021, to CAD$0.06 per share at September 30, 2021. In comparison, during the three-month period ended September 30, 2020, the market price of WRR Shares increased from CAD$0.09 per share at June 30, 2020, to CAD$0.125 per share at September 30, 2020, resulting in a $237,226 gain.

The revaluation of the equity investment in WRR Shares resulted in a $317,364 loss for the nine-month period ended September 30, 2021. The loss resulted from the decrease of the market price of WRR Shares from CAD$0.10 per share at December 31, 2020, to CAD$0.06 per share at September 30, 2021. In comparison, during the nine-month period ended September 30, 2020, the market price of WRR Shares increased from CAD$0.085 per share at December 31, 2019, to CAD$0.125 per share at September 30, 2020, resulting in a $246,593 gain.

NOTE 8 – NOTES AND ADVANCES PAYABLE

At September 30, 2021, the Company’s liability associated with notes and advances payable consisted of $15,064 the Company received as an advance for its operating activities during the year ended December 31, 2018, and $1,100 the Company received from WRR as a payment of its vendor payable. The advances are non-interest bearing, unsecured and due on demand.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the quarter ended September 30, 2021, the Company received $150,000 in proceeds under the convertible promissory notes financing, the Company arranged.

The convertible promissory notes (the “Notes”) are due in twelve months after their issuances (the “Maturity Date”) and accrue interest at a rate of 15% per annum. At the option of the Note Holder, the Company may either (i) pay the interest quarterly in arrears, or (ii) allow the interest to accrue until the Maturity Date. In addition, at the Company’s sole discretion, the Company may either (i) repay the principal amount of the Notes on the Maturity Date, or (ii) commencing one month from the issue date repay 1/12 of the outstanding principal amount of the Notes in any given month until the Maturity Date. At the option of the Note Holder the Notes can be converted into the Shares of the Company at a conversion price equal to the lesser of (i) $0.375 per Share, or (ii) a 25% discount to the price per Share in a qualified public offering that occurs subsequent to the issuance of the Notes and results in gross offering proceeds to the Company of at least $5,000,000.

The Company determined the embedded beneficial conversion feature present in the Notes to be equal to the face value of the principal of the Notes, and therefore recognized $150,000 in additional paid-in capital. The discount that resulted from the intrinsic value of the Notes is being accreted over a 12-month period based on the implied interest rate calculated on each Note separately. The table below provides the details of the Notes as at September 30, 2021:

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$2
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	1
$150,000		400,000	$163,333	$150,000		$3

During the period ended September 30, 2021, the Company recorded $3 in accretion expense associated with the discount on the Notes.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

During the nine-month period ended September 30, 2021, and for the year ended December 31, 2020, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and nine-month periods ended September 30, 2021 and 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We were a party to an exploration agreement (the “Agreement”) with an option to form a joint venture with Walker River Resources Corp. (“WRR”) on its wholly-owned Lapon Canyon Gold Project (“Lapon Canyon Project”) located approximately 40 miles southeast of Yerington, Nevada. On July 5, 2017, we entered into a property purchase agreement with WRR on the Lapon Canyon Project, pursuant to which WRR agreed to buy back our interest in the Lapon Canyon Project in exchange for 9,100,000 common shares of WRR (the “WRR Shares”) and warrants to acquire an additional 11,900,000 WRR Shares (the “WRR Warrants”). Each WRR Warrant is exercisable for a period of five years without further consideration into one WRR Share. The terms of the WRR Warrants contain a provision which prevents us from exercising any WRR Warrants which would result in us owning 10% or more of the issued and outstanding shares of WRR. We exercised 10,000,000 WRR Warrants on January 9, 2020. As at September 30, 2021, we held 8,197,000 WRR Shares and 1,900,000 WRR Warrants, valued at $475,341.

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

On May 19, 2021, we entered into exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). The term of the Agai-Pah Agreement commenced on May 19, 2021, and continues for ten years, subject to our right to extend the Agai-Pah Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Agai-Pah Property.

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

As of the date of this quarterly report on Form 10-Q, the initial cash payment remains outstanding pursuant to a verbal extension granted to us by MSM.

On June 4, 2021, we entered into exploration lease with option to purchase agreement (the “Belshazzar Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”).

The term of the Belshazzar Agreement commences on June 4, 2021, and continues for ten years, subject to our right to extend the Belshazzar Agreement for two additional terms of ten years each, and subject to our option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Agreement remains in effect. We retain the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, we will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity, or a combination thereof, at the election of BH. The annual payments paid by us to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms.

As of the date of this quarterly report on Form 10-Q, the initial cash payment remains outstanding pursuant to a verbal extension granted to us by BH.

Convertible Debt Financing

During the quarter ended September 30, 2021, we organized a convertible debt financing of up to $1,000,000 worth of convertible promissory notes (each, a “Note”, and collectively, the “Notes”) due twelve (12) months after issuance (the “Maturity Date”) to accredited investors only (the “Holders”). The Notes accrue interest at a rate of 15% per annum. At the option of the Note Holder, the Company may either (i) pay the interest quarterly in arrears, or (ii) allow the interest to accrue until the Maturity Date. In addition, at the Company’s sole discretion, we may either (i) repay the principal amount of the Notes on the Maturity Date, or (ii) commencing one month from the issue date, we may repay 1/12 of the outstanding principal amount of the Notes in any given month until the Maturity Date. At the discretion of the Holder the Note may be converted into common stock of the Company (the “Common Stock”) at a conversion price equal to the lesser of (i) $0.375 per Share, or (ii) a 25% discount to the price per Share in a Qualified Public Offering. The term “Qualified Public Offering” shall mean a debt or equity offering that occurs subsequent to the sale of the Notes in an aggregate amount of $5,000,000 that results in gross offering proceeds to the Company of at least $5,000,000. The Holder(s) will be limited to converting to a number of Shares of Common Stock that shall not exceed 4.99% of the issued and outstanding Shares of the Company at time of conversion. The Company closed the convertible debt financing on October 14, 2021.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed financial statements for the three- and nine-month periods ended September 30, 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited financial statements on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three- and nine-month periods ended September 30, 2021, compared to the three- and nine-month periods ended September 30, 2020:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2021	2020	periods	2021	2020	periods
Operating expenses
Exploration expenses	$2,543	$7,349	$(4,806)	$2,543	$7,349	$(4,806)
General and administrative expenses	2,828	2,988	(160)	30,983	8,719	22,264
Professional fees	2,500	5,200	(2,700)	8,500	10,200	(1,700)
Transfer agent and filing fees	1,924	3,475	(1,551)	7,039	8,287	(1,248)
Total operating expenses	(9,795)	(19,012)	(9,217)	(49,065)	(34,555)	14,510
Other items
Accretion expense	(3)	-	(3)	(3)	-	(3)
Fair value gain/(loss) on equity investments	(94,775)	237,226	(332,001)	(317,364)	246,593	(563,957)
Foreign exchange gain/(loss)	(13,725)	8,811	(22,536)	4,683	(9,615)	14,298
Interest income	63	481	(418)	694	2,363	(1,669)
Realized gain on equity investment	-	86,586	(86,586)	315	168,866	(168,551)
Net and comprehensive income/(loss)	$(118,235)	$314,092	$(432,327)	$(360,740)	$373,652	$(734,392)

Revenues

We had no revenues for the three- and nine-month periods ended September 30, 2021 and 2020. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended September 30, 2021 and 2020 included exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the three-month period ended September 30, 2021, our operating expenses decreased by $9,217, or 48%, to $9,795 for the three months ended September 30, 2021, compared to $19,012 for the three months ended September 30, 2020. This change was associated with $4,806 decrease in mineral exploration expenses from $7,349 we incurred during the three-month period ended September 30, 2020, to $2,543 we incurred during the three-month period ended September 30, 2021. The exploration expenses during the current period were associated with annual payments for the Lazy Claims, whereas during the comparative period we paid annual fees on the Lazy Claims as well as on the Loman Claims. Our professional fees decreased by $2,700, from $5,200 we incurred during the three-month period ended September 30, 2020 to $2,500 we incurred during the three-month period ended September 30, 2021; and our transfer agent and filing fees decreased by $1,551, from $3,475 we incurred during the three-month period ended September 30, 2020, to $1,924 we incurred during the three-month period ended September 30, 2021. Our general and administrative fees decreased by $160 to $2,828 for the three-month period ended September 30, 2021.

On a year-to-date basis, our operating expenses increased by $14,510, or 42%, to $49,065 for the nine months ended September 30, 2021, compared to $34,555 we incurred for the nine months ended September 30, 2020. This change was associated with $30,983 we incurred in general and administrative expenses, of which $20,700 we paid for redesigning of our website and corporate presentation materials, the expense we did not have during the nine months ended September 30, 2020. This increase was in part offset by decreases in our professional fees of $1,700, which amounted to $8,500 as comparted to $10,200 we incurred during the nine months ended September 30, 2020; $4,806 decrease in mineral exploration expenses from $7,349 we incurred during the nine-month period ended September 30, 2020, to $2,543 we incurred during the nine-month period ended September 30, 2021, and $1,248 decrease to our transfer agent and filing fees from $8,287 we incurred during the nine-month period ended September 30, 2020, to $7,039 we incurred during the nine-month period ended September 30, 2021.

Other Items

During the three-month period ended September 30, 2021, we recognized $94,775 loss on fair value of equity investments (2020 – $237,226 gain). The loss resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by decreased market price of WRR’s shares from CAD$0.07 per share at June 30, 2021, to CAD$0.06 per share at September 30, 2021, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $63 in interest revenue (2020 - $481). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $13,725 loss associated with foreign exchange fluctuation rates (2020 - $8,811 gain). During the comparative three-month period ended September 30, 2020, we recorded $86,586 gain on equity investments which was associated with the sale of 4,371,000 WRR Shares for net proceeds of $375,249. We did not sell any WRR Shares during the three-month period ended September 30, 2021. In addition, during the three-month period ended September 30, 2021, we recorded $3 in accretion expenses associated with the beneficial conversion discount we recognized on our convertible notes payable we issued in September of 2021.

During the nine-month period ended September 30, 2021, we recognized $317,364 loss on fair value of equity investments (2020 – $246,593 gain). The loss resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by decreased market price of WRR’s shares from CAD$0.10 per share at December 31, 2020, to CAD$0.06 per share at September 30, 2021, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $694 in interest revenue (2020 - $2,363). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $4,683 gain associated with foreign exchange fluctuation rates (2020 - $9,615 loss). During the nine-month period ended September 30, 2021, we recorded $315 (2020 - $168,866) gain on equity investments which was associated with the sale of 21,000 WRR Shares for net proceeds of $2,152. During the comparative period ended September 30, 2020, we sold a total of 5,640,000 WRR Shares for net proceeds of $540,579. In addition, during the nine-month period ended September 30, 2021,we recorded $3 in accretion expenses associated with the beneficial conversion discount we recognized on our convertible notes payable we issued in September of 2021.

Net Income (Loss)

During the three months ended September 30, 2021, we incurred net loss of $118,235, as compared to net income of $314,092 we generated during the three-month period ended September 30, 2020. This change mainly resulted from $94,775 loss on revaluation of our equity investments in WRR Shares, as opposed to $237,226 gain we recognized in the comparative period.

During the nine months ended September 30, 2021, we incurred net loss of $360,740, as compared to net income of $373,652 we generated during the nine-month period ended September 30, 2020. This change mainly resulted from $317,364 loss on revaluation of our equity investments in WRR Shares, as opposed to $246,593 gain we recognized in the comparative period. In addition, during the comparative nine-month period we recorded $168,866 gain on equity investments which was associated with the sale of 5,640,000 WRR Shares for net proceeds of $540,579.

Liquidity and Capital Resources

	September 30, 2021	December 31, 2020

Current assets	$996,570	$895,106
Current liabilities	1,464,999	1,431,996
Working capital deficit	$(468,429)	$(536,890)

As of September 30, 2021, we had a cash balance of $992,891 and working capital deficit of $468,429 with cash flows used in operations totaling $57,767 for the period then ended. During the nine months ended September 30, 2021, our operations were funded with cash on hand.

The cash that we had on hand at September 30, 2021, was generated by selling our investment in WRR shares and from the proceeds we generated from issuing convertible notes payable due in 12 months from the issuance date. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the nine-month period ended September 30, 2021. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities	$(57,767)	$(40,842)
Cash flows provided by investing activities	2,152	540,579
Cash flows provided by financing activities	150,000	-
Effects of foreign currency translation on cash	4,683	(9,615)
Net increase in cash during the period	$99,068	$490,122

Net cash used in operating activities

Our net cash used in operating activities increased by $16,925, or 41%, to $57,767 for the nine months ended September 30, 2021, compared with $40,842 for the comparative period in 2020. During the nine months ended September 30, 2021, we used $48,371 to cover our cash operating costs, $7,000 to decrease our accounts payable and accrued liabilities, and $2,396 to increase our prepaid expenses.

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

Adjustments to reconcile net income/(loss) to net cash used in operating activities

During the nine months ended September 30, 2021, we recognized $317,364 loss on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $315 gain on sale of 21,000 WRR Shares for net proceeds of $2,152 (CAD$2,659). In addition, we recognized $4,683 gain on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, and recorded $3 in accretion expense associated with the discount on the convertible notes payable we issued in September 2021.

During the nine months ended September 30, 2020, we recognized $246,593 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $168,866 gain on sale of 5,640,000 WRR Shares for net proceeds of $540,579 (CAD$719,045). In addition, we recognized $9,615 loss on foreign exchange fluctuations.

Net cash generated by investing activities

During the nine-month period ended September 30, 2021, we generated $2,152 from the sale of 21,000 WRR Shares.

During the nine-month period ended September 30, 2020, we generated $540,579 on the sale of 5,640,000 WRR Shares.

Net cash generated by financing activities

During the nine-month period ended September 30, 2021, we received $150,000 on issuance of convertible notes payable due 12 months from the issuance date (the “Notes”). The Notes accrue interest at a rate of 15% per annum and are unsecured. At the option of the Note Holder, the Company may either (i) pay the interest quarterly in arrears, or (ii) allow the interest to accrue until the Maturity Date. In addition, at the Company’s sole discretion, the Company may either (i) repay the principal amount of the Notes on the Maturity Date, or (ii) commencing one month from the issue date repay 1/12 of the outstanding principal amount of the Notes in any given month until the Maturity Date. At the option of the Note Holder the Notes can be converted into the Shares of the Company at a conversion price equal to the lesser of (i) $0.375 per Share, or (ii) a 25% discount to the price per Share in a qualified public offering that occurs subsequent to the sale of the Notes and results in gross offering proceeds to the Company of at least $5,000,000.

During the nine-month period ended September 30, 2020, we did not generate any funds from our financing activities.

Going Concern

At September 30, 2021, we had a working capital deficit of $468,429 and cash on hand of $992,891, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 8,197,000 WRR Shares and 1,900,000 WRR Warrants, which we have been using and are planning to continue to use as a source of additional cash inflow. Subsequent to September 30, 2021, we raised an additional $850,000 from our convertible debt financing which is due in 12 months. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine months ended September 30, 2021.

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

Agai-Pah Property

On May 19, 2021, we entered into exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). The term of the Agai-Pah Agreement commenced on May 19, 2021, and continues for ten years, subject to our right to extend the Agai-Pah Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Agai-Pah Property.

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

As of the date of this quarterly report on Form 10-Q, the initial cash payment remains outstanding pursuant to a verbal extension granted to the Company by MSM.

Belshazzar Property

On June 4, 2021, we entered into exploration lease with option to purchase agreement (the “Belshazzar Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”).

The term of the Belshazzar Agreement commences on June 4, 2021, and continues for ten years, subject to our right to extend the Belshazzar Agreement for two additional terms of ten years each, and subject to our option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Agreement remains in effect. We retain the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, we will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity, or a combination thereof, at the election of BH. The annual payments paid by us to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms.

As of the date of this quarterly report on Form 10-Q, the initial cash payment remains outstanding pursuant to a verbal extension granted to the Company by BH.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended September 30, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

November 15, 2021	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer),
Chief Financial Officer (Principal Accounting Officer),
President and Member of the Board of Directors

