Form 10-K
period 2021-12-31
Nevada Canyon Gold Corp.
filed 2022-03-31
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒ [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,485,093 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 30, 2021.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2022, was 8,685,093.

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

We were a consulting service company, which provided management and consulting services to early and middle stage start-ups. In December 2015, we changed our business to mineral exploration, when we acquired Nevada Canyon Gold Corporation, a privately held Nevada corporation. On December 15, 2021, we incorporated two subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. Both subsidiaries were incorporated under the laws of the state of Nevada.

Our principal business, executive, and registered statutory office is located at 316 California Avenue, Suite 543, Reno, NV 89509 and our telephone number is (888) 909-5548, fax is (888) 909-1033 and email contact is info@nevadacanyongold.com. Our website address is www.nevadacanyongold.com.

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

Business

As of the date of this Annual report on Form 10-K, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada, and have an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

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

Exploration program

We plan to continue our exploration program once the uncertainty and the restrictions associated with COVID-19 pandemic are resolved. In 2020 we completed a portion of the Phase I exploration program on the Lazy Claims Property, which consisted of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program was initially scheduled for spring of 2021, however, due to the continued restrictions associated with COVID-19 pandemic, the phase was put on hold and the Company plans to resume it when economically and logistically feasible. Once completed, Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program.

Loman Property

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). Due to certain regulatory restrictions associated with COVID-19 pandemic, the Company was required to delay the re-registration of the Loman Property claims into the Company’s name. The Loman claims were transferred and re-registered into the Company’s name in the fourth quarter of the fiscal 2021.

Location and means of access

The Loman Property is located in Mineral County, Nevada, within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada, located 20 miles southeast of Hawthorne, Nevada, along U.S. Highway 95. The project has excellent year-round access and infrastructure within Mineral County, one of the most pro-mining counties and highest-grade gold districts of Nevada.

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

Exploration program

We plan to continue our exploration program once the uncertainty and the restrictions associated with COVID-19 pandemic are resolved. In 2020 we completed a portion of our Phase I program that consisted of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveying. Completion of the Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. Phase I was initially expected continue in the spring 2021, with Phase II to begin shortly after the compilation of the Phase I results. Due to the continued restrictions associated with COVID-19 pandemic, Phase I was put on hold and the Company plans to resume it when economically and logistically feasible.

Agai-Pah Property

On May 19, 2021, we entered into an exploration lease with option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres (the “Agai-Pah Property”).

The term of the Agai-Pah Property Agreement commenced on May 19, 2021, and continues for ten years, subject to the Company’s right to extend the Agai-Pah Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Property.

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect.

The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. We made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by MSM.

Location and means of access

The Agai-Pah Property consists of 20 unpatented mining claims with a combined area of 162 hectares (400 acres). The Property is located in the northwestern portion of the Gillis Range, within the Buckley Mining District, in Mineral County, Nevada, 13 miles north-east of the town of Hawthorne, and 22 miles SW of the Rawhide Mine. The Property is within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The project has excellent year-round access and infrastructure within Mineral County, Nevada.

Geology and Mineralization

The property is underlain by meta-volcanic rocks of the Permo-Triassic Excelsior Formation. The local stratigraphy consists of interbedded volcanics, conglomerate and occasional limestone lenses that have been altered through metamorphisim to hornfelsic greenstones and localized calcsilicate and marble skarns. The area is cross-cut by a large northwest to southeast structural trend, with the mineralization occurring along this trend and along skarn contacts.

Mineralization occurs as hydrothermal alteration and veining along structures and along contacts with carbonate rocks. Silver, lead, copper and gold are found within clay altered shears, quartz veins and hornfeslic scarns. In the west central portion of the property, a quartz vein is exposed within a small open pit which exhibits visible chlorargyrite (AgCl) with assay values to 1.76% silver.

Exploration history

The Agai-Pah property contains numerous historical workings consisting of underground workings with multi-level vertical shafts, several adits at different sub-levels, declines and a number of prospects pits that dig along structures. An existing road network provide access to the numerous historical workings. Historical sampling on the project has revealed the presence of silver, copper, gold, lead, zinc, barium and barite. There have been at least two periods of mining on the property, with the first in the early 1900’s, and then later in the late 1980’s. The early 1900’s, work consisted of excavation of at least 15 adits, 5 vertical shafts, declines and numerous prospects pits that dig along structures.

The second episode of mining took place in the late 1980s when a small pit was excavated, and ore material was mined and transported approximately 2 miles to the west to a small heap leach. During this time about two kilometers of roads were built, several large trenches were completed, and a number of shallow drill holes (12+) were drilled. All the drill holes noted during this historical work were vertical and most were drilled in the hanging wall of the ore-bearing structures. An extensive sampling program was undertaken in early 1988, evidenced by aluminum sample tags widely spaced in the areas of alteration. No historical data has been found from any of this historical exploration work.

Exploration program

We are planning an initial exploration program once the uncertainty and the restrictions associated with COVID-19 pandemic are resolved. Phase I of the exploration program on the Agai-Pah Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program is scheduled for later in 2022. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

Belshazzar Property

On June 4, 2021, we entered into an exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres (the “Belshazzar Property”).

The term of the Belshazzar Property Agreement commenced on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Belshazzar Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect.

The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of BH. The annual payments paid by the Company to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. We made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by BH.

Location and means of access

The Belshazzar Property consists of 10 unpatented mineral claims and 7 placer mineral claims in a combined area of approximately 200 acres situated along the upper reaches of Fall Creek within the Quartzburg mining district. The Belshazzar Property is accessed via 16 miles of mostly gravel road from Idaho City, with year-round access. The Quartzburg district is in the western part of a larger mining region known as the Boise Basin, which produced over 2.8 million troy ounces of gold from placer and lode mines (Anderson, 1947).

Geology and Mineralization

The Boise Basin is underlain by Cretaceous-age plutonic rocks of the Idaho Batholith, consisting chiefly of biotite granodiorite and muscovite-biotite granite. Stocks of platonic rocks of Eocene age, including diorite, quartz monzodiorite, hornblende-biotite granodiorite, gabbro and biotite granite have intruded into the Idaho Batholith.

The Belshazzar and Mountain Chief mines are situated at opposite ends of a northeast-striking, mineralized shear zone in Cretaceous biotite granodiorite of the Idaho Batholith. Three roughly parallel fissure veins have been identified within this shear zone, with the Belshazzar being the central and most prominent. The Centennial vein lies 680 feet to the south and has received only a limited amount of underground development work from the Belshazzar mine. A third vein is located approximately 600 feet to the north of the Belshazzar vein and has seen only limited prospecting from the surface.

Exploration history

The Belshazzar Property hosts the past producing Belshazzar mine. Approximately 3,000 feet of underground workings consisting of several adits at different levels, sub-levels with connecting vertical shafts and milling facilities. By 1914, the Belshazzar mine had its own boarding house, bunk house, barn, assay office, blacksmith shops, sawmill and IO-stamp mill. Construction of a new mill was completed in 1924. A 1,700-foot-long aerial tramway connected ore bins at the No. 2 portal with the mill on Fall Creek (Quinn, 1914) remains of a tram terminal can still be seen at the No. 2 portal and at the site of the original mill (Dan Turmes, Idaho Dept. of Environmental Quality, 2008) The last known production from the Belshazzar mine was reported in 1941 (Mitchell, 2008). Exact production figures for the mine are not available.

As early as 1914, “high grade specimen rock” was being reported from the Belshazzar mine (Quinn 1914), this material was found in the drift on the No. 3 level. A reported (Campbell,1927) “nugget” which yielded $245 in gold, equivalent at the time to almost 12 ounces. During 1928, it was noted that “some remark ably rich segregations of native gold” had been found in a section of the vein between the 401 and No. 3 levels. Several hand-sorted lots of this material contained between 48 and 435 ounces of gold, and one single specimen of pure metal reportedly weighed 105 ounces (Mitchell, 2008). Some of the ore was so rich that it was shipped directly to the assay office in Boise without treatment. Most of the specimen gold found at the Belshazzar was probably melted down, as few specimens are known to have survived from the active mining period ending in 1931.

In recent years, a “ waste” rock dump located near the portal of the mine’s 401-foot level has, with the aid of modern metal detectors, produced hundreds of wire gold specimens, ranging from microscopic in size to over 20 troy ounces. Total recent gold specimen production to-date is unknown but is probably well in excess of 800 ounces of gold

Exploration program

We are planning an initial exploration program once the uncertainty and the restrictions associated with COVID-19 pandemic are resolved. Phase I of the exploration program on the Belshazzar Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program is scheduled for later in 2022. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II drilling program.

Swales Property

On December 27, 2021, we entered into an exploration lease with option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of 40 unpatented lode mining claims totaling 800 acres (the “Swales Property”).

The term of the Agreement commenced on December 27, 2021, and continues for ten years, subject to the Company’s right to extend the Swales Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Swales Property.

Full consideration of the Swales Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on December 27, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remains in effect.

The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 subsequent to December 31, 2021.

Location and means of access

The Swales Property consists of 40 unpatented mining claims with a combined area of 800 acres. The Swales Property is located within the Carlin Trend, one of the richest mining districts in the world, and home to some of the largest gold mines in the US. The property is approximately 13 miles northeast of Nevada Gold Mine’s Gold Quarry Mine and 16 miles east southeast of Nevada Gold Mine’s Goldstrike Mine, all of which are located along the gold rich Carlin Trend. There are currently eight producing gold mines within the Carlin Trend. Collectively, these mines have to date produced over 100 million ounces of gold (Nevada Bureau of Mines 2019) and still contain more than 21 million ounces of gold reserves (Nevada Gold Mines, LLC Carlin Complex 2020). The Swales Property has excellent year-round access and infrastructure within Elko County, one of the most pro-mining counties in the pro-mining states and highest-grade gold districts of Nevada.

Geology and Mineralization

Geologically, the Swales Property is underlain by Upper plate Ordovician Vinini Formation (upper plate of the Roberts Mountains thrust) with windows of Lower plate Mississippian to Silurian Roberts Mountains Formation limestone (Lower plate of Roberts Mountains thrust), the ideal host rocks for a Carlin type gold deposit. These rocks have been intruded by Tertiary rocks identified as Monzonite porphyry to the west of the property with many prospects and historic mining. Much of the property is covered by alluvium, but silicified, iron stained jasperoids are found throughout the property where outcrops are exposed. Small gold anomalies occur in the upper plate rocks at Swales Mountain which suggests the possibility of more extensive deposits in the Roberts Mountains Formation where it lies concealed by gravels or in the broken rock within the Roberts Mountains thrust.

Exploration history

The Swales Property contains numerous historical workings consisting of prospects pits that dig along structures found throughout the property where outcrops are exposed. The Swales Property is located within the Carlin Trend, one of the richest mining districts in the world, and home to some of the largest gold mines in the USA. There are currently eight producing gold mines within the Carlin Trend. Collectively, these mines have to date produced over 100 million ounces of gold (Nevada Bureau of Mines 2019) and still contain more than 21 million ounces of gold reserves. (Nevada Gold Mines, LLC Carlin Complex 2020) The Swales Property has excellent year-round access and infrastructure within Elko County, one of the most pro-mining counties in the pro-mining states and highest-grade gold districts of Nevada.

Exploration program

We are planning an initial exploration program once the uncertainty and the restrictions associated with COVID-19 pandemic are resolved. Phase I of the exploration program on the Swales Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program is scheduled for later in 2022. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results

Olinghouse Project

On December 17, 2021, our wholly-owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), to acquire 100% interest of Target’s 1% production royalty on the Olinghouse Project.

The Company has the exclusive right and option (the “Olinghouse Purchase Option”), exercisable at any time during the Olinghouse Option Period, as further defined below, at its sole discretion, to acquire 100% of a 1% production royalty from the net smelter returns on all minerals and products produced from certain properties comprising the Olinghouse Project.

The term of the Olinghouse Purchase Option shall be the later of one year, or 60 days after the date on which the Company delivers to Target a written notice to exercise the Olinghouse Purchase Option, subject to further extension if Target’s conditions to closing are not fully satisfied or otherwise waived by the Company. Full consideration of the Olinghouse Agreement consists of the following: (i) an initial cash option payment of $200,000 payable upon execution of the Agreement, which the Company paid on December 18, 2021, and (ii) purchase price (the “Olinghouse Purchase Price”) which shall be paid by the Company to Target in either cash or common shares of the Company, the determination of which shall be as follows:

●	if the Company’s 10-day volume weighted average price (“VWAP”) Calculation is less than $1.25 per share, the Olinghouse Purchase Price shall be paid in cash; or
●	if the Company’s 10-day VWAP Calculation is more than $1.25 per share, the Olinghouse Purchase Price shall be paid in the form of 2,000,000 Shares of the Company’s common stock.

Location and means of access

The Olinghouse Project is located approximately 30 miles east of Reno, Nevada in the Olinghouse mining district. The project has excellent year round access via state roads with existing infrastructures in place.

Exploration history

The Olinghouse property was operated by Alta Gold in the late 1990’s and had a Feasibility Study completed in 1997. The mine went into production in 1999, however, due to historically low gold prices combined with a substantial debt load, Alta Gold went bankrupt shortly thereafter, in late 2000.

Classification	Ton (000’s)	Au/ton oz	Au oz
Indicated 0.010 Au/ton cut-off	18,244	0.0381	695,128
		Total Au oz	695,128

The historic geologic resource as outlined in the above table is from the 1997 Alta Gold Feasibility Study based on over 600 drill holes collared at 100 ft centers. The historic geologic resource contained 18,244,830 tons (695,128 ounces) of gold at an average grade of 0.0381 oz/ton gold at an 0.01 oz/ton cut-off. The Olinghouse Project has had no modern exploration since the Alta Gold bankruptcy in 2000. The historical mineralized resource is open at depth and along strike, with excellent potential to increase the historical mineralized resources.

Nevada Canyon considers this historical estimate to be reliable and relevant, however it is not treating this historic estimate as current compliant mineral resources.

The Olinghouse Project’s current owner is Lake Mountain Mining LLC (“LMM”), a private Nevada company. LMM is currently reviewing its financing plans for additional exploration, required permitting, economic studies and various capital expenditures towards a production re-start decision in the near future.

Palmetto Project

On January 27, 2022, the Company’s wholly-owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Palmetto Project”), located in Esmeralda County, Nevada. Alan Day, the Company’s director, is also a director and CEO of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000.

Location and means of access

The Palmetto Project, consists of 116 unpatented mining claims totaling 2,217 acres located in Esmeralda County, Nevada, within the southern portion of the Walker Lane gold trend.

Exploration history

The Palmetto Project’s owner, Smooth Rock Ventures Corp (“Smooth Rock”), engaged WSP Canada Inc. to complete a current resource estimation of the Palmetto Project (Palmetto Resource Estimation and Technical Report, McCracken, October 20, 2020) using drill data up to October 2017 and applying certain economic constraints. The current mineral resource statement was updated by WSP to reflect a change in gold pricing and an adjustment in the mining costs in the generation of the constraining pit shells.

The table below summarizes the pit constrained resource estimation at the 0.15 g/t gold cut-off and remaining underground resource estimation at the 2.0 g/t gold cut-off.

Classification	Tonnes (000’s)	Au g/t	Ag g/t	Au oz.	Ag oz.
Inferred (Pit)	9,397	0.93	6.38	281,581	1,926,652
Inferred (U/G)	170	2.76	17.51	11,114	95,926
Total inferred	9,567	0.96	6.58	296,695	2,022,578

The above mineral resource estimation was completed using NI 43-101 standards of practice and classified as an inferred resource.

The Palmetto Project has had significant exploration work completed to date by Newmont Gold, Phelps Dodge Corp, Cambior Inc., Romarco Minerals, Curran Corp., Amselco Minerals, Escape Gold Group Inc., and most recently by ML Gold Corp. To date, 173 drill holes totaling 43,940 meters have been completed on several targets within the Palmetto Project. The initial “Discovery Hole” was drilled by Phelps Dodge in 1988, and bonanza gold-silver veins were subsequently drilled by Romarco Minerals in 1997-2002.

There are several additional mineralized zones hosting significant grades within close proximity to the inferred resource zones. These zones have yet to be included in the resource estimate due to drilling density. Smooth Rock sees these areas having immediate potential to significantly increase the overall resource on the Palmetto Project by increasing the drilling density between mineralized shells. Evidence suggests that there is significant potential to expand the resource in multiple directions.

Exploration program

The 2022 drill program will focus on Smooth Rock’s interpreted geological model, based on the Smooth Rock’s compilation of all historical data from previous drilling and exploration programs. The information from the compilation and interpretation of the initial 2021 drill program will greatly aid in acceleration of drilling, geological mapping and understanding of the gold mineralization at the Palmetto Project. Drilling will target potential high-grade feeder chutes contained in deformation corridors, paralleling the main structural trends and explored other areas of the project outside of the inferred resource area.

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

Need for Any Government Approval of Principal Products or Services

Our exploration activities on our exploration projects may require permits from the BLM and several other governmental agencies. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our exploration claims will be adversely affected. Furthermore, the mining business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. We cannot predict what additional legislation or revisions might be proposed that could affect our business or when any proposals, if enacted, might become effective. Such changes, however, could require more operating capital and expenditures and could prevent or delay some of our operations.

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

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to continue devoting approximately 10 hours per week in 2022.

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

We are a junior exploration company incorporated on February 27, 2014. We have a limited operating history upon which an evaluation of our future prospects can be made. As at December 31, 2021, we had a working capital deficit of $348,869, cash on hand of $1,420,864, and $951,446 in accumulated deficit. Our capital assets include an equity investment in common shares and warrants to acquire common shares of Walker River Resources Corp. (“WRR”), which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. These details must be considered in light of the substantial risks, expenses, and difficulties encountered by new entrants into the mining and mineral exploration industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors. Based upon current plans, we expect to incur losses in future periods as we incur expenses associated with our operations and exploration programs. Further, we cannot guarantee that we will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares.

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

There is substantial doubt as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements – Report of Independent Registered Public Accounting Firm”

We have incurred a net and comprehensive loss of $692,571 for the year ended December 31, 2021, of which $474,287 resulted from loss on fair value adjustment we recorded on our equity investment in WRR Shares and Warrants. Our future is dependent upon our ability to obtain financing, to continue gainfully sell shares of WRR, and upon future profitable operations. In addition to selling part of our equity investment in WRR we may seek additional funds through private placements of our common stock which may result in substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of Jeffrey Cocks, our president, CEO, CFO, and director, and our new directors, Mr. Day and Mr. List. The loss of our officer and directors, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any officer/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. Our management has been and continues to be expected to be able to commit approximately 10 hours per week of their time, to the continued implementation of our business plan. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us, and we would be unable to continue to implement our business plan resulting in the business failure.

We do not maintain key person life insurance on our officer and directors.

If we are unable to generate cash from our operations, we may sell our equity investment in WRR or obtain additional funding which may cause substantial dilution to our then existing shareholders.

As of December 31, 2021, we had $1,420,864 in cash on hand and $318,418 in equity investments. From April 2014 to December 31, 2021, our initial three shareholders have advanced us $44,232 to cover our working capital expenses. We have raised $85,000 in our initial public offering, $375,000 in private placement, $980,000 in convertible debentures, and $16,164 through non-interest-bearing advances payable on demand. If we are unable to develop our business or secure additional funds we will have no choice but to continue selling our equity investment in WRR, or our business would fail and our shares may be rendered worthless. To preserve our equity investment in WRR we may seek to obtain debt financing, which may result in substantial dilution to our then existing shareholders. There can also be no assurance that we will be able to successfully dispose of our equity investment in WRR to satisfy our operating needs. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations.

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

Our officer and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities including Mr. Cocks’ and Mr. Day’s competing businesses. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Messrs. Cocks, Day and List have orally agreed that any business opportunities that they come across in the United States will be presented to our Company and that any opportunities that they come across in Canada will be made available to their other businesses.

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

We have only three directors who each hold more than 10% of our common shares, and one of the directors holds all of our officer positions. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have three directors, they have significant control over all corporate issues. We do not have an audit or compensation committee comprised of independent directors. Our three directors performing these functions are not independent directors. Thus, there is a potential conflict in that our directors are also engaged in management and participate in decisions concerning management compensation and audit issues that may affect management performance.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30h, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Our three directors together own 7,000,000 common shares representing 80.6% of the outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, and the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We hold no real property. Our executive, administrative and operating office is provided to us at no cost by our CEO and President, Mr. Cocks, and is located at 316 California Avenue, Suite 543, Reno, NV 89509. We do not have a written lease agreement with Mr. Cocks or with the property landlord. Our officer and directors will work remotely from Canada and/or the United States and intend to visit the Reno office every six weeks.

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

High & Low Bids

Period ended	High	Low
December 31, 2021	$0.98	$0.3531
September 30, 2021	$0.90	$0.32
June 30, 2021	$0.81	$0.345
March 31, 2021	$0.51	$0.13
December 31, 2020(1)	$1.01	$0.105
October 27, 2020	$0.105	$0.072
September 30, 2020	$0.175	$0.029
June 30, 2020	$0.04	$0.029
March 31, 2020	$0.03	$0.0282

(1) Following a 1 for 10 Reverse Stock Split

Common Stock Currently Outstanding

As of March 31, 2022, we had 8,685,093 shares of our common stock outstanding.

Holders

As of the date of this Annual Report on Form 10-K, we had 28 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On December 30, 2021, the Company issued a total of 6,005,000 shares of common stock to the Company’s directors. These shares were issued at par value for a total cash consideration of $601. The shares to US Persons, as that term is defined in Rule 902(k) of Regulation S of the United States Securities Act of 1933, as amended (the “Act”), were issued at par value pursuant to the provisions of Rule 506(b) of Regulation D of the Act to the persons who qualified as “accredited investors” as that term is defined under Regulation D of the Act; the shares issued to non-U.S. Person were issued at par value pursuant to provisions of Regulation S of the Act.

In connection with the issuance of the par-value shares, the Company and the Subscribers entered into a 36-month lock-up and vesting agreement (the “Agreement”), as amended on March 25, 2022. Based on the Agreement, the shares are being vested in equal annual installments over a 36-month period, in addition, the Subscribers agreed, subject to the exceptions set forth in the Agreement, not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares during the 36-month period expiring on December 30, 2024.

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

Results of Operation

	Years ended December 31,		Changes between
	2021	2020	the periods
Operating expenses
Exploration expenses	$15,482	$7,349	$8,133
General and administrative expenses	60,582	11,479	49,103
Professional fees	40,220	20,900	19,320
Transfer agent and filing fees	10,849	10,262	587
Total operating expenses	(127,133)	(49,990)	77,143
Other items
Accrued interest expense	(4,936)	-	(4,936)
Accretion expense	(94,404)	-	(94,404)
Fair value gain on equity investments	(474,287)	135,849	(610,136)
Realized gain on investments	315	168,866	(168,551)
Foreign exchange gain	7,119	30,552	(23,433)
Interest income	755	2,881	(2,126)
Net income/(loss)	$(692,571)	$288,158	$980,729

Revenues. Due to the exploration rather than the production nature of our business, we did not have any revenue associated with our business activities; furthermore, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses. Our operating expenses include exploration expenses, general and administrative expenses, professional fees and transfer agent and filing fees. During the year ended December 31, 2021, our operating expenses increased by $77,143 or 154%, to $127,133 for the year ended December 31, 2021, compared to $49,990 for the year ended December 31, 2020.

This change was mainly associated with expenditures on general and administrative fees, which increased by $49,103 to $60,582 for the year ended December 31, 2021, as compared to $11,479 we incurred during the year ended December 31, 2020, of which $20,700 we paid for redesigning our website and corporate presentation materials, the expense we did not have during the year ended December 31, 2020, and $33,774 we paid for consulting fees. Our professional fees increased by $19,320, to $40,220 as comparted to $20,900 we incurred during the year ended December 31, 2020; our exploration expenses increased by $8,133 to $15,482 for the year ended December 31, 2021, as compared to $7,349 we incurred in mineral exploration expenses during the year ended December 31, 2020; this increase was associated with acquisition of additional mineral projects during the current year, and finalizing the transfer of the Loman Claims into our name. Our transfer agent and filing fees were $10,849, and remained comparable to $10,262 we incurred in filing fees for the year ended December 31, 2020.

Other items. During the year ended December 31, 2021, we recognized $474,287 loss on fair value of equity investments (2020 – $135,849 gain). The loss resulted from revaluation of WRR Shares and WRR warrants and was caused mainly by decreased market price of WRR’s shares from CAD$0.10 per share at December 31, 2020, to CAD$0.04 per share at December 31, 2021, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $755 in interest revenue (2020 - $2,881). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $7,119 gain associated with foreign exchange fluctuation rates (2020 - $30,552). During the year ended December 31, 2021, we recorded $315 (2020 - $168,866) gain on equity investments which was associated with the sale of 21,000 WRR Shares for net proceeds of $2,152. During the comparative period ended December 31, 2020, we sold a total of 5,640,000 WRR Shares for net proceeds of $540,579. In addition, during the year ended December 31, 2021,we recorded $94,404 in accretion expenses associated with the beneficial conversion discount we recognized on our convertible notes payable we issued in September and October of 2021, and recorded $4,936 on accrued interest expense associated with conversion of the previously non-interest-bearing advance for a total of $15,064 we owed to a third-party into a convertible promissory note for a total of $20,000.

Net income/(loss). At December 31, 2021, our net loss was $692,571, as compared to net income of $288,158 we incurred during the year ended December 31, 2020. This change mainly resulted from $474,287 loss on revaluation of our equity investments in WRR Shares, as opposed to $135,849 gain we recognized in the comparative period. In addition, during the comparative year ended December 31, 2020, we recorded $168,866 gain on equity investments which was associated with the sale of 5,640,000 WRR Shares for net proceeds of $540,579, as compared to $315 gain we recognized for the year ended December 31, 2021. During the year ended December 31, 2021, we also recorded $94,404 in accretion expenses associated with the beneficial conversion discount we recognized on our convertible notes payable which is issued in September and October 2021.

Liquidity and Capital Resources

Working capital	December 31, 2021	December 31, 2020

Current assets	$1,442,670	$895,106
Current liabilities	1,791,539	1,431,996
Working capital deficit	$(348,869)	$(536,890)

As of December 31, 2021, we had a cash balance of $1,420,864 and a working capital deficit of $348,869 with cash flows used in operations totalling $222,230 for the year then ended. During the year ended December 31, 2021, our operations were funded with $2,152 cash we generated from the sales of our equity investments and $980,000 we raised through convertible notes payable.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended December 31, 2021. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital. If we are unable to secure additional capital through equity or debt financing, we may choose to sell all or part of our investment in WRR.

Cash Flow

	Year Ended December 31,
	2021	2020
Cash flows used in operating activities	$(222,230)	$(44,509)
Cash flows provided by/(used in) investing activities	(237,848)	540,579
Cash flows provided by financing activities	980,000	-
Effects of foreign currency exchange on cash	7,119	30,552
Net increase in cash during the year	$527,041	$526,622

Net cash used in operating activities

Our net cash used in operating activities increased by $177,721, or 399%, to $222,230 for the year ended December 31, 2021, compared with $44,509 for the year ended December 31, 2020. During the year ended December 31, 2021, we used $126,378 to cover our cash operating costs, $98,000 to repay founder advances which were payable on demand, and $20,523 to prepay some of our future operating costs; these uses of cash were offset by increase in our accounts payable of $22,671.

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

Adjustments to reconcile net income to net cash used by operating activities

During the year ended December 31, 2021, we recognized $474,287 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants which resulted from the fluctuation in share prices and foreign exchange rates, we also recorded $315 gain on sale of our equity investments. Since our equity investments are held in CAD$, we recorded $7,119 gain resulting from the fluctuation of foreign exchange rates during the year. In addition, we recorded $94,404 accretion expense associated with the discount on the convertible notes payable we issued in September and October 2021, and recorded $4,936 accrued interest expense associated with conversion of the previously non-interest-bearing advance for a total of $15,064 we owed to a third-party into a convertible promissory note for a total of $20,000.

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

Net cash provided by/(used in) investing activities

During the year ended December 31, 2021, we generated $2,152 on the sale of 21,000 WRR Shares. During the same period, we used $240,000 to acquire our mineral property interests.

During the year ended December 31, 2020, we generated $540,579 on the sale of 5,640,000 WRR Shares.

Net cash provided by financing activities

During the year ended December 31, we received $980,000 on issuance of convertible notes payable due 12 months from the issuance date (the “Notes”). The Notes accrue interest at a rate of 15% per annum and are unsecured. At the option of the Note Holder, the Company may either (i) pay the interest quarterly in arrears, or (ii) allow the interest to accrue until the Maturity Date. In addition, at the Company’s sole discretion, the Company may either (i) repay the principal amount of the Notes on the Maturity Date, or (ii) commencing one month from the issue date repay 1/12 of the outstanding principal amount of the Notes in any given month until the Maturity Date. At the option of the Note Holder the Notes can be converted into the Shares of the Company at a conversion price equal to the lesser of (i) $0.375 per Share, or (ii) a 25% discount to the price per Share in a qualified public offering that occurs subsequent to the sale of the Notes and results in gross offering proceeds to the Company of at least $5,000,000.

We did not engage in any financing activities during the year ended December 31, 2020.

Going Concern

At December 31, 2021, we had a working capital deficit of $348,869 and cash on hand of $1,420,864, which is not sufficient to carry out our current plan of operation. Our capital assets include equity investment in WRR shares and warrants, which we can use as a source of additional cash inflow, should we decide to sell all or part of our investment. In addition, we are actively pursuing other means of financing our operations through additional equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

During the year ended December 31, 2021, we used $20,000 to make and initial cash payment to acquire Agai-Pah Property, $20,000 to make and initial cash payment to acquire Belshazzar Property, and made a $200,000 initial cash option payment to acquire an Olinghouse Purchase Option.

During the year ended December 31, 2020, we did not have any transactions resulting in capital expenditures.

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

DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nevada Canyon Gold Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit) and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter	How the Matter was Addressed in the Audit

Assessment of Mineral property interests for potential impairment indicators

As described in Note 2 to the financial statements, management reviews and evaluates the net carrying value of mineral property interests for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. If deemed necessary based on this review and evaluation, management performs a test for impairment.

In its review and evaluation, management determined that there were no indicators that the carrying amount of mineral property interests, which has a carrying value of $270,395 as of December 31, 2021, may not be recoverable.

We identified the assessment of unproved mineral properties for potential impairment indicators as a critical audit matter due to the materiality of the balance, the high degree of auditor judgment and an increased level of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions in determining whether indicators of impairment are present.

The primary procedures we performed to address this critical audit matter included:

●   Evaluation of the Company’s identification of significant events or changes in circumstances that have occurred indicating the underlying mineral property interests may not be recoverable by performing an independent assessment.

●  Discussion with management of future business plans for the mineral property interests

●   Ensuring key assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada

March 31, 2022

Nevada Canyon Gold Corp.

Consolidated Balance Sheets

(Presented in US Dollars)

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$1,420,864	$893,823
Prepaid expenses	21,806	1,283
	1,442,670	895,106

Equity investment	318,418	794,542
Mineral property interest	270,395	10,395
TOTAL ASSETS	$2,031,483	$1,700,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	396,270	353,600
Related party advances	963,631	1,062,232
Notes and advances payable	1,100	16,164
Convertible notes payable	430,538	-
Total Liabilities	1,791,539	1,431,996

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2021 and 2020	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 8,685,093 and 4,455,093 issued and outstanding as of December 31, 2021 and 2020, respectively	868	445
Additional paid-in capital	1,190,522	526,655
Accumulated deficit	(951,446)	(259,053)
	239,944	268,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,031,483	$1,700,043

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Operations

(Presented in US Dollars)

	For the year ended December 31,
	2021	2020

Operating expenses
Exploration expenses	$15,482	$7,349
General and administrative expenses	60,582	11,479
Professional fees	40,220	20,900
Transfer agent and filing fees	10,849	10,262
Total operating expenses	(127,133)	(49,990)

Other items
Accrued interest expense	(4,936)	-
Accretion expense	(94,404)	-
Fair value gain/(loss) on equity investments	(474,287)	135,849
Foreign exchange gain	7,119	30,552
Interest income	755	2,881
Realized gain on equity investments	315	168,866
Net and comprehensive income/(loss)	(692,571)	288,158

Net income/(loss) per common share - basic and diluted	$(0.16)	$0.06
Weighted average number of common shares outstanding
Basic and diluted	4,466,682	4,455,093

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statement of Stockholders’ Equity

(Presented in US Dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	4,455,093	$445	$526,655	$(547,211)	$(20,111)

Net income for the year	-	-	-	288,158	288,158
Balance, December 31, 2020	4,455,093	445	526,655	(259,053)	268,047

Beneficial conversion on convertible notes payable	-	-	663,867	-	663,867
Common stock retired	(1,775,000)	(178)	-	178	-
Common stock issued	6,005,000	601	-	-	601
Net loss for the year	-	-	-	(692,571)	(692,571)
Balance, December 31, 2021	8,685,093	$868	$1,190,522	$(951,446)	$239,944

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Cash Flow

(Presented in US Dollars)

	For the year ended December 31,
	2021	2020
OPERATING ACTIVITIES
Cash flows used in operating activities
Net income/(loss)	$(692,571)	$288,158
Adjustment to reconcile net income/(loss) to net cash used by operating activities:
Non-cash interest expense	4,936	-
Fair value loss/(gain) on equity investments	473,972	(304,715)
Foreign exchange gain	(7,119)	(30,552)
Accretion of convertible debt	94,404	-
Changes in operating assets and liabilities:
Accounts payable	22,671	2,600
Related party payable	(98,000)	-
Prepaid expenses	(20,523)	-
Net cashed used in operating activities	(222,230)	(44,509)

INVESTING ACTIVITIES
Sale of equity investments	2,152	540,579
Acquisition of mineral property interest	(240,000)	-
Net cash provided by/(used in) investing activities	(237,848)	540,579

FINANCING ACTIVITIES
Convertible notes payable	980,000	-
Net cash provided by financing activities	980,000	-

Effects of foreign currency exchange on cash	7,119	30,552

Net increase in cash	527,041	526,622
Cash, at beginning	893,823	367,201
Cash, at end	$1,420,864	$893,823

Supplemental cash flow information:
Cash received for interest	$755	$2,881
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Fair value loss/(gain) on equity investments	$474,287	$(135,849)

The accompanying notes are an integral part of these consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2020

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

On December 15, 2021, the Company incorporated two subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. Both subsidiaries were incorporated under the laws of the state of Nevada.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is a mineral exploration company and has not generated or realized any revenues from its business operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds, and/or a private placement of common stock.

Continued Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the USA federal government as well as provincial and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, it is unknown to what extent the impact of the COVID-19 outbreak may have on the Company and its subsidiaries as this will depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for exploration or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. On consolidation, all intercompany balances and transactions are eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, impairment of its interest in mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting, except for cash flow information.

Equity Investments

Equity investments are classified as available for sale and are stated at fair market value. Unrealized gains and losses are recognized in the Company’s consolidated statement of operations.

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

The convertible debentures outstanding at December 31, 2021, were not included in diluted weighted average number of shares as their effect would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, equity investment, accounts payable, related party payables, notes payable. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2021 and 2020.

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

Mining Interests and Mineral Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, capitalized costs would be amortized using the units-of-production method based on periodic estimates of ore reserves.

Impairment of Long-lived Assets

The Company periodically reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted net future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Amounts due to the Chief Executive Officer (“CEO”) (a)	$144,031	$170,232
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Amounts due to a former director(a)	220,000	271,000
Amounts due to a company controlled by the former director (a)	240,000	240,000
Advances due to a major shareholder(a)	-	21,000
Amounts due from a director for shares (b)	(200)	-
Amounts due from a director for shares (b)	(200)	-
Related party payables	$963,631	$1,062,232

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	Payment for par-value shares received on January 5, 2022.

During the year ended December 31, 2021, the Company repaid a total of $98,000 it owed to its related parties on account of non-interest-bearing advances.

On December 30, 2021, the Company’s former director tendered for cancellation 845,000 shares of common stock and a major shareholder tendered 930,000 shares of common stock. As a result, a total of 1,775,000 shares of common stock were cancelled and returned to the Company’s treasury to a status of authorized but unissued. The cancelling shareholders provided a release for the benefit of the Company releasing the Company from any potential loss resulting from the cancellation of shares (Note 9).

On December 30, 2021, the Company issued a total of 6,005,000 shares of common stock to the Company’s directors (the “Director Shares”). The Director Shares were issued at par value for a total consideration of $601, of which $201 were offset against the advances the Company received from its CEO, and $400 were received subsequent to December 31, 2021 (Note 9). In addition to the regular restrictive legend, the release of the Director Shares is subject to the terms and conditions included in a 3-year lock-up and vesting agreement, which contemplates that the Director Shares are to be released in equal annual installments over a 3-year term, during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares.

The Company analyzed the issuance of the Director Shares pursuant to the guidance available in ASC 718, Compensation—Stock Compensation. Based on the guidance, the Company determined that the directors are nonemployees of the Company, however, since they were appointed to the board positions that are expected to be filled by another person whom the shareholders will elect when the current term expires, and the Directors are not expected to provide any additional services, the Director Shares must be accounted for in the same manner as an award granted to an employee. Therefore, the Director Shares are to be valued at the fair market value and stock-based compensation must be recorded as the services are provided over a vesting period of 3 years. The Company determined the grant date to be the date the lock-up agreements were agreed to by the board of directors and the beneficiaries, and therefore no stock-based compensation was recorded for the year ended December 31, 2021.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2021	December 31, 2020
Trade payables	$367,578	$345,400
Accrued liabilities	28,692	8,200
	$396,270	$353,600

NOTE 5 – MINERAL PROPERTY INTERESTS

As of December 31, 2021, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

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

During the year ended December 31, 2021 and 2020, the Company paid $2,543 (2020 - $2,543) for its mineral property interests in Lazy Claims, of which $2,000 (2020 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2020 - $543) was associated with the annual mining claim fees paid to the Bureau of Land Management. These fees were recorded as part of exploration expenses.

Loman Property

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the year ended December 31, 2021, the Company paid $5,196 (2020 - $4,806) for its mineral property interests in Loman Claims. These fees were recorded as part of exploration expenses.

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

The term of the Agai-Pah Property Agreement commenced on May 19, 2021, and continues for ten years, subject to the Company’s right to extend the Agai-Pah Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Property.

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by MSM.

During the year ended December 31, 2021, the Company paid $4,791 (2020 - $Nil) for its mineral property interests in the Agai-Pah Property. These fees were recorded as part of exploration expenses.

Subsequent to the date of this transaction Alan Day, the managing member of MSM, became a director of the Company and a related party.

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

The term of the Belshazzar Property Agreement commenced on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Belshazzar Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of BH. The annual payments paid by the Company to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by BH.

During the year ended December 31, 2021, the Company paid $2,825 (2020 - $Nil) for its mineral property interests in the Belshazzar Property. These fees were recorded as part of exploration expenses.

Subsequent to the date of this transaction Alan Day, the managing member of BH, became a director of the Company and a related party.

Swales Property

On December 27, 2021, the Company entered into exploration lease with option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of 40 unpatented lode mining claims totaling 800 acres, within Swales Mountain Mining District in Elko County, Nevada (the “Swales Property”).

The term of the Swales Property Agreement commenced on December 27, 2021, and continues for ten years, subject to the Company’s right to extend the Swales Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Swales Property.

Full consideration of the Swales Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on December 27, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 subsequent to December 31, 2021.

During the year ended December 31, 2021, the Company did not incur any expenses associated with the Swales Property.

Olinghouse Project

On December 17, 2021, the Company’s wholly-owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), a private Nevada company, to acquire 100% interest of Target’s 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

The Company has the exclusive right and option (the “Olinghouse Purchase Option”), exercisable at any time during the Olinghouse Option Period, as further defined below, at its sole discretion, to acquire 100% of a 1% production royalty from the net smelter returns on all minerals and products produced from certain properties comprising the Olinghouse Project.

The term of the Olinghouse Purchase Option shall be the later of one year, or 60 days after the date on which the Company delivers to Target a written notice to exercise the Olinghouse Purchase Option, subject to further extension if Target’s conditions to closing are not fully satisfied or otherwise waived by the Company. Full consideration of the Olinghouse Agreement consists of the following: (i) an initial cash option payment of $200,000 payable upon execution of the Agreement, which the Company paid on December 18, 2021, and (ii) purchase price (the “Olinghouse Purchase Price”) which shall be paid by the Company to Target in either cash or common shares of the Company, the determination of which shall be as follows:

●	if the Company’s 10-day volume weighted average price (“VWAP”) Calculation is less than $1.25 per share, the Olinghouse Purchase Price shall be paid in cash; or
●	if the Company’s 10-day VWAP Calculation is more than $1.25 per share, the Olinghouse Purchase Price shall be paid in the form of 2,000,000 Shares of the Company’s common stock.

During the year ended December 31, 2021, the Company did not incur any expenses associated with the Olinghouse Project.

NOTE 6 – EQUITY INVESTMENT

As at December 31, 2021, the Company’s equity investments consist of 8,197,000 common shares of Walker River Resources Corp. (“WRR”) (2020 - 8,218,000 shares) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”) (2020 - 1,900,000 WRR Warrants).

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

At December 31, 2021, the fair market value of the equity investment was calculated to be $318,418 (2020 - $794,542) based on the market price of WRR Shares at December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company sold 21,000 WRR Shares for net proceeds of $2,152. The Company recorded a net realized gain of $315 on the sale of WRR Shares. During the year ended December 31, 2020, the Company sold 5,640,000 WRR Shares for net proceeds of $540,579. The Company recorded a net realized gain of $168,866 on the sale of WRR Shares.

The revaluation of the equity investment in WRR resulted in $474,287 loss (2020 - $135,849 gain). The loss resulted from the decrease of the market price of WRR common stock from CAD$0.10 per share at December 31, 2020, to CAD$0.04 per share at December 31, 2021. In comparison, during the year ended December 31, 2020, the market price of WRR common stock increased from CAD$0.085 per share at December 31, 2019, to CAD$0.10 per share at December 31, 2020, resulting in an overall gain.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At December 31, 2021, the Company’s liability under notes and advances payable consisted of $1,100 the Company received from WRR as a payment of its vendor payable (2020 - $16,164). The advance is non-interest-bearing, unsecured and due on demand.

On October 8, 2021, as part of the Company’s convertible promissory notes financing (Note 8), one of the Company’s existing debt holders agreed to convert $15,064 the Company owed on account of unsecured, non-interest-bearing note payable due on demand into a convertible promissory note for a total of $20,000. At the time of conversion, the Company recognized $4,936 as interest expense.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2021, the Company received $980,000 in cash proceeds under the convertible promissory notes financing, in addition, the Company’s existing debt holder agreed to convert $15,064 the Company owed on account of unsecured, non-interest-bearing note payable due on demand into a convertible promissory note for a total of $20,000 (Note 7).

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

The Company determined the embedded beneficial conversion feature present in the Notes to be $663,867, which was recorded as additional paid-in capital. The discount that resulted from the intrinsic value of the Notes is being accreted over a 12-month period based on the implied interest rate calculated on each Note separately. The table below provides the details of the Notes as at December 31, 2021:

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$33
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	21
50,000	$0.60/Share	133,333	29,600	29,600	108%	26,193
600,000	$0.60/Share	1,600,000	363,200	363,200	112%	303,861
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,661
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
50,000	$0.60/Share	133,333	30,267	30,267	112%	25,249
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,443
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
10,000	$0.60/Share	26,667	6,053	6,053	112%	4,992
50,000	$0.60/Share	133,333	30,267	30,267	112%	24,885
$1,000,000		2,666,667	$677,200	$663,867		$430,538

During the year ended December 31, 2021, the Company recorded $94,404 in accretion expense associated with the discount on the Notes.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Equity transactions during the year ended December 31, 2021:

On December 30, 2021, the Company’s former director tendered for cancellation 845,000 shares of common stock and a major shareholder tendered 930,000 shares of common stock. As a result, a total of 1,775,000 shares of common stock were cancelled and returned to the Company’s treasury to a status of authorized but unissued (Note 3).

On December 30, 2021, the Company issued a total of 6,005,000 shares of common stock to the Company’s directors. These shares were issued at par value for a total cash consideration of $601 (Note 3).

Equity transactions during the year ended December 31, 2020:

During the year ended December 31, 2020, the Company did not have any transactions that would have resulted in issuance of its shares.

NOTE 10 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2021	2020
Net income before tax	$(692,571)	$288,158
Statutory tax rate	21%	21%
Expected income tax recovery at statutory rate	(145,440)	60,513
Non-deductible expenditures	119,633	1,771
Adjustments relating to previously filed tax returns	-	(235)
Change in valuation allowance	25,807	(62,049)
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2021	2020
Deferred income tax assets
Marketable securities	$13,235	$-
Non-capital loss carry-forward	169,757	143,886
Total deferred income tax assets	182,992	143,886
Deferred income tax liabilities
Convertible notes	(119,587)	-
Marketable securities	-	(88,044)
Less: Valuation allowance	(63,405)	(55,842)
Net deferred income tax assets	$-	$-

The Company has net operating losses of approximately $808,000 available to reduce future years’ taxable income. These losses may be carried forward indefinitely. Tax attributes are subject to review, and potential adjustment, by tax authorities.

NOTE 11 – SUBSEQUENT EVENTS

Purchase agreement to acquire net smelter returns royalty.

Subsequent to December 31, 2021, the Company’s wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada. Alan Day, the Company’s director, is also a director and CEO of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2021, were not effective in providing timely material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2021.

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

Based on an assessment of the Company’s internal control procedures over financial reporting for the year ended December 31, 2021, management believes that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred for the year ended December 31, 2021, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age, and position of our present officer and directors are set forth below:

Name	Age	Title(s)

Jeffrey Cocks	59	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary
Alan Day	57	Director
Robert F. List	85	Director

Jeffrey Cocks has held his offices/positions since February 28, 2014, and we expect him to hold his offices/positions at least until the next annual meeting of our shareholders.

Alan Day and Robert F. List were appointed to the board of directors on November 17, 2021, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

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

Mr. Alan Day, Director

Mr. Day was appointed to our board of directors on November 17, 2021. Mr. Day has an extensive financial, operational and administrative background with over 30 years’ experience of exploration and mining experience with a focus on precious metals, copper and nickel. He has held senior project management roles in exploration, mining as well as environmental remediation programs. Mr. Day’s company, Mineral Exploration Services, Ltd. was formed in 1998 to serve the mining industry in property acquisitions and divestures, claim locating, complete exploration services, including geological consulting and project management. Mr. Day received a B.S. in Geology and a B.A. in Spanish from the University of Utah in 1990

Mr. Robert (Bob) F. List, Director

Mr. List was appointed to our board of directors on November 17, 2021. Mr. List brings a wealth of Nevada knowledge, experience, contacts, and long-standing relationships to the Company. He served as the Governor of Nevada from 1979-1983. Prior to being elected Governor, he served as district attorney of Carson City and 8 years as Attorney General of Nevada. He was Chairman of both the Western Governors Association and the Conference of Western Attorney Generals. Mr. List has been appointed to numerous boards and commissions in the administrations of Presidents Nixon, Ford, Reagan, and George H.W. Bush, including the National Public Lands Advisory Council. He has served as a director for several private and public companies. Mr. List currently is Of Counsel to the Las Vegas law firm Jolley Urga Woodbury and Holthus, specializing in natural resources, finance, gaming, regulatory and administrative law. He is a member of the Bar Associations of Nevada and the District of Columbia. Mr. List received his B.S. from Utah State University and his LL.B and J.D. law degrees from the University of California and Hastings College of Law.

Possible Potential Conflicts

Our common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace, which does not have director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with each officer’s and director’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated with. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. In an effort to reduce or minimize any conflicts, Messrs. Cocks, Day and List have orally agreed that any opportunities that are presented to them in the United States will be directed to the Company and that any opportunities presented to them in Canada will be available for their other business interests.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently, we have three directors and an officer and will seek to add additional officer(s) and/or director(s) as and when the proper personnel is located, and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

(4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2021, and 2020, compensation awarded to, paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Cocks,(1) CEO, CFO and	2021	-	-	-	-	-	-	-	-
Director	2020	-	-	-	-	-	-	-	-

Michael Levine,(2)	2021	-	-	-	-	-	-	-	-
Former Director	2020	-	-	-	-	-	-	-	-

Alan Day,(1,3)	2021	-	-	-	-	-	-	-	-
Director	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Robert List,(1,3)	2021	-	-	-	-	-	-	-	-
Director	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	We have no formal employment arrangements with Messrs. Cocks, Day, and List at this time. Messrs. Cocks’ Day’s, and List’s compensation has not been fixed or based on any percentage calculations.
(2)	Mr. Levine has been a director and founder of the Company since its inception in February 2014. Mr. Levine stepped down from the Board of Directors on November 17, 2021.
(3)	Messrs. List and Day were appointed to the Company’s board of directors on November 17, 2021.

Grants of Plan-Based Awards

We currently do not have any equity compensation plans.

On December 30, 2021, the Company issued a total of 6,005,000 shares of common stock to the Company’s directors (the “Director Shares”). The Director Shares were issued at par value for a total consideration of $601. In addition to the regular restrictive legend, the release of the Director Shares is subject to the terms and conditions included in a 3-year lock-up and vesting agreement, which contemplates that the Director Shares are to be issued in equal annual installments over a 3-year term, during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares.

The Company analyzed the issuance of the Director Shares pursuant to the guidance available in ASC 718, Compensation—Stock Compensation. Based on the guidance, the Company determined that the directors are nonemployees of the Company, however, since they were appointed to the board positions that are expected to be filled by another person whom the shareholders will elect when the current term expires, and the Directors are not expected to provide any additional services, the Director Shares must be accounted for in the same manner as an award granted to an employee. Therefore, the Director Shares are to be valued at the fair market value and stock-based compensation must be recorded as the services are provided over a vesting period of 3 years. The Company determined the grant date to be the date the lock-up agreements were agreed to by the board of directors and the beneficiaries, and therefore no stock-based compensation was recorded for the year ended December 31, 2021.

We did not have similar transactions during the year ended December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 31, 2022, we had 8,685,093 shares of common stock outstanding of which 7,000,000 was held by three shareholders.

There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	34.5%
Common Stock	Robert F. List	1,000,000	Beneficial (2)	11.5%
Common Stock	Alan Day	3,000,000	Direct (3)	22.0%
All Officers and Directors as a Group		7,000,000		80.5%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	3,000,000	direct	34.5%
Common Stock	Robert F. List	1,000,000	direct	11.5%
Common Stock	Alan Day	3,000,000	direct	22.0%

(1)

2,005,000 shares listed as beneficially owned by Jeffrey Cocks were issued in the name of 071663 BC Ltd., a company managed by Mr. Cocks. In addition to the regular restrictive legend, these shares are subject to the terms and conditions included in a 3-year lock-up and vesting agreement effective December 30, 2021, which contemplates that the shares are to be issued in equal annual installments over a 3-year term, during which term the shareholder will not sell, directly or indirectly, or enter into any other transactions involving these shares.

(2)

The Shares were issued in the name of List Family Trust Dated May 26, 2004, managed by Mr. List. In addition to the regular restrictive legend, these shares are subject to the terms and conditions included in a 3-year lock-up and vesting agreement effective December 30, 2021, which contemplates that the shares are to be issued in equal annual installments over a 3-year term, during which term the shareholder will not sell, directly or indirectly, or enter into any other transactions involving these shares.

(3)	In addition to the regular restrictive legend, the shares held by Mr. Day are subject to the terms and conditions included in a 3-year lock-up and vesting agreement effective December 30, 2021, which contemplates that the shares are to be issued in equal annual installments over a 3-year term, during which term the shareholder will not sell, directly or indirectly, or enter into any other transactions involving these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our promoters are Mr. Cocks, our chairman, Chief Executive Officer, Chief Financial Officer and secretary, Mr. List and Mr. Day, our directors.

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

On December 30, 2021, Mr. Michael Levine, the Company’s former director, tendered for cancellation 845,000 shares of common stock. These shares were cancelled and returned to the Company’s treasury to a status of authorized but unissued. Mr. Levine provided a release for the benefit of the Company from any potential loss resulting from the cancellation of these shares).

On December 30, 2021, the Company issued 2,005,000 shares of the common stock to a private company of which Mr. Jeffrey Cocks is sole director of, 1,000,000 shares of the common stock to List Family Trust Dated May 26, 2004, which is managed by Mr. List, and 3,000,000 shares of the Common stock to Mr. Alan Day. These shares were issued at par value for a total cash consideration of $601.

On May 19, 2021, we entered into an exploration lease with option to purchase agreement with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres. Mr. Alan Day, the Company’s director, is a managing member of MSM.

On June 4, 2021, we entered into an exploration lease with option to purchase agreement with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres. Mr. Alan Day, the Company’s director, is a managing member of BH.

On January 27, 2022, our wholly-owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Mr. Alan Day, the Company’s director, is also a director and CEO of Smooth Rock.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses, where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent, where required; and
●	obtain shareholder consent, where required.

Item 14. Principal Accountant Fees and Services

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2021	December 31, 2020

Audit fees	$26,500	$15,500
Audit-related fees	$-	$-
Tax fees	$1,200	$1,200
All other fees	$-	$-

Pre-Approval Policy

Our directors pre-approve all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our directors must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Bylaws (6)
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (8)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (9)
10.08	Convertible Note Agreement (10)
10.09	Subscription Agreement (10)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (11)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (12)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (13)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (13)
10.14	Royalty Purchase Agreement, dated January 27, 2022(14)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (15)
21.1	List of significant subsidiaries of Nevada Canyon Gold Corp.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(13)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(15)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

March 31, 2022	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2022	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) and Director

March 31, 2022	/s/ Alan Day
Alan Day Director

March 31, 2022	/s/ Robert F. List
Robert F. List Director

