Form 10-Q
period 2022-03-31
Nevada Canyon Gold Corp.
filed 2022-05-16
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 16, 2022, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 8,685,093.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Presented in US Dollars)

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$1,381,725	$1,420,864
Prepaid expenses	32,153	21,806
	1,413,878	1,442,670

Equity investment	558,513	318,418
Mineral property interests	620,395	270,395
TOTAL ASSETS	$2,592,786	$2,031,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	830,409	396,270
Related party advances	504,031	963,631
Notes and advances payable	1,100	1,100
Convertible notes payable	536,141	430,538
Total Liabilities	1,871,681	1,791,539

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 8,685,093 issued and outstanding as of March 31, 2022 and December 31, 2021	868	868
Additional paid-in capital	1,235,296	1,190,522
Accumulated deficit	(515,059)	(951,446)
	721,105	239,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,592,786	$2,031,483

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2022	2021

Operating expenses
General and administrative expenses	$18,994	$3,219
Professional fees	8,322	3,500
Stock-based compensation	44,774	-
Transfer agent and filing fees	7,255	2,790
Total operating expenses	(79,345)	(9,509)

Other items
Accretion expense	(126,562)	-
Fair value gain on equity investments	367,134	90,382
Foreign exchange gain	7,244	11,028
Interest income	61	449
Realized gain on equity investments	267,855	-
Net and comprehensive income	$436,387	$92,350

Net income per common share - basic	$0.16	$0.02
Net income per common share - diluted	$0.09	$0.02
Weighted average number of common shares outstanding :
Basic	2,680,093	4,455,093
Diluted	5,979,865	4,455,093

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Presented in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

Net income for the period ended March 31, 2021	-	-	-	92,350	92,350
Balance, March 31, 2021	4,455,093	$445	$526,655	$(166,703)	$360,397

Balance, December 31, 2021	8,685,093	$868	$1,190,522	$(951,446)	$239,944

Stock-based compensation	-	-	44,774	-	44,774
Net income for the period ended March 31, 2022	-	-	-	436,387	436,387
Balance, March 31, 2022	8,685,093	$868	$1,235,296	$(515,059)	$721,105

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the three months end March 31,
	2022	2021
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income	$436,387	$92,350
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	44,774	-
Fair value gain on equity investments	(634,989)	(90,382)
Foreign exchange gain	(7,244)	(11,028)
Interest payments made	(20,959)	-
Accretion of convertible debt	126,562	-
Changes in operating assets and liabilities:
Accounts payable	(5,861)	2,733
Prepaid expenses	(10,347)	(183)
Net cashed used in operating activities	(71,677)	(6,510)

INVESTING ACTIVITIES
Sale of equity investments	394,894	-
Acquisition of mineral property interests	(370,000)	-
Net cash generated by investing activities	24,894	-

FINANCING ACTIVITIES
Cash received on subscription to shares	400	-
Net cash provided by financing activities	400	-

Effects of foreign currency exchange on cash	7,244	11,028

Net increase (decrease) in cash	(39,139)	4,518
Cash, at beginning	1,420,864	893,823
Cash, at end	$1,381,725	$898,341

Supplemental cash flow information:
Cash received (paid) for interest	$(20,898)	$449
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Fair value gain on equity investments	$(367,134)	$(90,382)

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS

Nevada Canyon Gold Corp. (the “Company”) was incorporated under the laws of the state of Nevada on February 27, 2014. The Company is involved in acquiring and exploring mineral properties and royalty interests in Nevada and Idaho. On December 15, 2021, the Company incorporated two subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. Both subsidiaries were incorporated under the laws of the state of Nevada.

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in a business of acquiring and exploring mineral properties and royalty interests and has not generated or realized any revenues from these business operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income per Share

The Company’s basic income/loss per share (“EPS”) is calculated by dividing its net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock with performance conditions.

The Company’s diluted EPS is calculated by dividing its net income/loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Restricted stock with performance conditions is only included in the diluted EPS calculation to the extent that performance conditions have been met at the measurement date. Dilutive effect of the restricted stock is determined using the treasury stock method.

At March 31, 2022, the Company had 6,005,000 shares that were issued but restricted under 3-year lock-up and vesting agreements with shareholders. These shares vest in equal annual installments over a 3-year term; during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not. As at March 31, 2022, the full 6,005,000 unvested shares were excluded from denominator of basic EPS; the diluted EPS included 534,958 restricted shares.

At March 31, 2022, the Company’s diluted EPS included an additional 2,764,815 common shares that would have been issued on conversion of convertible notes payable and interest accrued on the balance due thereon; the net income earned was adjusted by adding back $126,562 accretion expense associated with the convertible notes payable.

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Amounts due to the Chief Executive Officer (“CEO”) (a)	$144,031	$144,031
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Amounts due to a former director(b)	-	220,000
Amounts due to a company controlled by the former director (b)	-	240,000
Amounts due from a director for shares	-	(200)
Amounts due from a director for shares	-	(200)
Related party payables	$504,031	$963,631

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	During the year ended December 31, 2021, Mr. Levine resigned from the board of directors of the Company, therefore at March 31, 2022, the Company reclassified $220,000 owed to Mr. Levine and $240,000 owed to a private company controlled by Mr. Levine as at December 31, 2021, from related party payables to regular accounts payable.

During the three-month periods ended March 31, 2022 and 2021, the Company had the following transactions with its related parties.

	March 31, 2022	March 31, 2021
Stock-based compensation incurred to CEO	$14,950	$-
Stock-based compensation incurred to a director	7,456	-
Stock-based compensation incurred to a director	22,368	-
Related party transactions	$44,774	$-

On December 30, 2021, the Company issued a total of 6,005,000 shares of common stock to the Company’s directors (the “Director Shares”). The Director Shares were issued at par value for a total consideration of $601. In addition to the regular restrictive legend, the release of the Director Shares is subject to the terms and conditions included in a 3-year lock-up and vesting agreements (the “Lock-up Agreements”), which contemplate that the Director Shares will vest in equal annual installments over a 3-year term; during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not.

The Company analyzed the issuance of the Director Shares pursuant to the guidance available in ASC 718, Compensation—Stock Compensation. Based on the guidance, the Company determined that the directors are nonemployees of the Company, however, since they were appointed to the board positions that are expected to be filled by another person whom the shareholders will elect when the current term expires, and the Directors are not expected to provide any additional services, the Director Shares must be accounted for in the same manner as an award granted to an employee. Therefore, the Director Shares are to be valued at the fair market value and stock-based compensation must be recorded as the services are provided over a vesting period of 3 years. The Company determined the fair market value of the shares to be $0.4938 per share, the grant date to be March 18, 2022, the date the Lock-up Agreements were agreed to by the board of directors and the beneficiaries, and the service period commencing on March 18, 2022.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2022	December 31, 2021
Trade payables	$805,306	$367,578
Accrued liabilities	25,103	28,692
	$830,409	$396,270

NOTE 6 – MINERAL PROPERTY INTERESTS

As of March 31, 2022, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

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

During the three-month periods ended March 31, 2022 and 2021, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three-month periods ended March 31, 2022 and 2021, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property

On May 19, 2021, the Company entered into exploration lease with option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is a director of the Company and a related party.

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

During the three-month periods ended March 31, 2022 and 2021, the Company did not incur any expenses associated with the Agai-Pah Property.

Belshazzar Property

On June 4, 2021, the Company entered exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”). Alan Day, the managing member of BH, is a director of the Company and a related party.

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

During the three-month periods ended March 31, 2022 and 2021, the Company did not incur any expenses associated with the Belshazzar Property.

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

Full consideration of the Swales Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on December 27, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 on January 15, 2022.

During the three-month periods ended March 31, 2022 and 2021, the Company did not incur any expenses associated with the Swales Property.

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

During the three-month periods ended March 31, 2022 and 2021, the Company did not incur any additional expenses associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, the Company’s director, is also a director and CEO of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the three-month periods ended March 31, 2022 and 2021, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 7 – EQUITY INVESTMENT

As at March 31, 2022, the Company’s equity investments consist of 4,170,500 common shares of Walker River Resources Corp. (“WRR”) (2021 - 8,197,000 shares) and warrants to acquire an additional 1,900,000 WRR common shares (the “WRR Warrants”) (2021 - 1,900,000 WRR Warrants).

The WRR Warrants expire on July 18, 2022, and can be exercised without further consideration into 1,900,000 common shares in the capital of WRR (the “WRR Shares”). The terms of the WRR Warrants contain a provision which prevents the Company from exercising any part of the WRR Warrants which would result in the Company owning 10% or more of the issued and outstanding shares of WRR. Because these warrants can be exercised for no further consideration they have been accounted for as being equivalent to shares and classified as available for sale. The Company exercised its outstanding WRR Warrants subsequent to March 31, 2022.

At March 31, 2022, the fair market value of the equity investment was calculated to be $558,513 (2021 - $318,418) based on the market price of WRR Shares at March 31, 2022 and December 31, 2021, respectively.

During the three-month period ended March 31, 2022, the Company sold 4,026,500 WRR Shares for net proceeds of $394,894. The Company recorded a net realized gain of $267,855 on the sale of WRR Shares. The Company did not sell any WRR Shares during the three-month period ended March 31, 2021.

The revaluation of the equity investment in WRR resulted in $367,134 gain (2021 - $90,382). The gain resulted from the increase of the market price of WRR common shares from CAD$0.04 per share at December 31, 2021, to CAD$0.115 per share at March 31, 2022. In comparison, during the three-month period ended March 31, 2021, the market price of WRR Shares increased from CAD$0.10 per share at December 31, 2020, to CAD$0.11 per share at March 31, 2021.

NOTE 8 – NOTES AND ADVANCES PAYABLE

At March 31, 2022, the Company’s liability under notes and advances payable consisted of $1,100 the Company received from WRR as a payment of its vendor payable (2021 - $1,100). The advance is non-interest-bearing, unsecured and due on demand.

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

The tables below provide the details of the Notes as at March 31, 2022, and as at December 31, 2021:

As at March 31, 2022

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$663
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	358
50,000	$0.60/Share	133,333	29,600	29,600	108%	33,816
600,000	$0.60/Share	1,600,000	363,200	363,200	112%	370,608	*
25,000	$0.60/Share	66,667	15,133	15,133	112%	16,478
20,000	$0.60/Share	53,333	12,107	12,107	112%	13,144
50,000	$0.60/Share	133,333	30,267	30,267	112%	32,859
25,000	$0.60/Share	66,667	15,133	15,133	112%	16,192
20,000	$0.60/Share	53,333	12,107	12,107	112%	13,144
10,000	$0.60/Share	26,667	6,053	6,053	112%	6,496
50,000	$0.60/Share	133,333	30,267	30,267	112%	32,383
$1,000,000		2,666,667	$677,200	$663,867		$536,141

*	The $600,000-note-holder requested a cash payment of interest accrued up to December 31, 2021, totaling $20,959. The Present Value of the $600,000 note payable has been reduced to reflect the cash payment made.

As at December 31, 2021

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$33
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	21
50,000	$0.60/Share	133,333	29,600	29,600	108%	26,193
600,000	$0.60/Share	1,600,000	363,200	363,200	112%	303,861
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,661
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
50,000	$0.60/Share	133,333	30,267	30,267	112%	25,249
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,443
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
10,000	$0.60/Share	26,667	6,053	6,053	112%	4,992
50,000	$0.60/Share	133,333	30,267	30,267	112%	24,885
$1,000,000		2,666,667	$677,200	$663,867		$430,538

During the three-month period ended March 31, 2022, the Company recorded $126,562 in accretion expense associated with the discount on the Notes (March 31, 2021 - $Nil).

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

Equity transactions during the three-month period ended March 31, 2022:

During the three-month period ended March 31, 2022, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock.

Equity transactions during the year ended December 31, 2021:

On December 30, 2021, the Company’s former director tendered for cancellation 845,000 shares of common stock and a major shareholder tendered 930,000 shares of common stock. As a result, a total of 1,775,000 shares of common stock were cancelled and returned to the Company’s treasury to a status of authorized but unissued.

On December 30, 2021, the Company issued a total of 6,005,000 shares of common stock to the Company’s directors. These shares were issued at par value for a total cash consideration of $601 (Note 4).

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

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Nevada Canyon Gold Corp. and its wholly-owned subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC, incorporated in Nevada, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-month periods ended March 31, 2022 and 2021. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

General

We were incorporated under the laws of the state of Nevada on February 27, 2014, as Tech Foundry Ventures. On July 8, 2016, we changed our name to Nevada Canyon Gold Corp., in order to reflect our current business and strategy. On December 15, 2021, we incorporated two subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. Both subsidiaries were incorporated under the laws of the state of Nevada.

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties, in multiple projects, within some of Nevada’s highest-grade historical mining districts. As of the date of the filing of this Quarterly report on Form 10-Q our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”) and are presented in US dollars. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2022 and 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three-month period ended March 31, 2022, compared to the three-month period ended March 31, 2021:

	Three months ended March 31,		Changes between the
	2022	2021	periods
Operating expenses
General and administrative expenses	18,994	3,219	15,775
Professional fees	8,322	3,500	4,822
Stock-based compensation	44,774	-	44,774
Transfer agent and filing fees	7,255	2,790	4,465
Total operating expenses	(79,345)	(9,509)	69,836
Other items
Accretion expense	(126,562)	-	126,562
Fair value gain on equity investments	367,134	90,382	276,752
Foreign exchange gain	7,244	11,028	(3,784)
Interest income	61	449	(388)
Realized gain on equity investment	267,855	-	267,855
Net and comprehensive income	$436,387	$92,350	$344,037

Revenues

We had no revenues for the three-month periods ended March 31, 2022 and 2021. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2022 and 2021 included general and administrative expenses, professional fees, stock-based compensation, and transfer agent and filing fees. During the three-month period ended March 31, 2022, our operating expenses increased by $69,836 or 734%, to $79,345 as compared to $9,509 for the three months ended March 31, 2021. This change was associated with $44,774 in stock-based compensation we recorded on the par-value shares that we sold to our three directors on December 30, 2021. On March 18, 2022, the Company’s directors entered into a 3-year lock-up agreements (the “Lock-up Agreements”), whereby the 6,005,000 shares issued to them vest on an annual basis over a three-year term based on their performance. The stock-based compensation associated with the vested shares is calculated at $0.4938 per share, the fair market value of our common stock on the date of the Lock-up Agreements, being March 18, 2022. Our general and administrative expenses increased by $15,775, from $3,219 we incurred during the three-month period ended March 31, 2021, to $18,994 we incurred during the three-month period ended March 31, 2022. Our professional fees increased by $4,822, from $3,500 we incurred during the three-month period ended March 31, 2021, to $8,322 we incurred during the three-month period ended March 31, 2022; and our transfer agent and filing fees increased by $4,465, from $2,790 we incurred during the three-month period ended March 31, 2021, to $7,255 we incurred during the three-month period ended March 31, 2022.

Other Items

During the three-month period ended March 31, 2022, we recognized $367,134 gain on fair value of equity investments (2021 – $90,382). The loss resulted from revaluation of WRR Shares and WRR Warrants and was caused mainly by increased market price of WRR’s Shares from CAD$0.04 per share at December 31, 2021, to CAD$0.115 per share at March 31, 2022, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $61 in interest revenue (2021 - $449). Since the funds generated from the sale of equity investments are held in Canadian dollars, we incurred $7,244 gain associated with foreign exchange fluctuation rates (2021 - $11,028). During the three-month period ended March 31, 2022, we recorded $267,855 (2021 - $Nil) gain on equity investments which was associated with the sale of 4,026,500 WRR Shares for net proceeds of $394,894. During the comparative period ended March 31, 2021, we did not sell any WRR Shares. These gains were in part offset by $126,562 accretion expense associated with the beneficial conversion discount we recognized on our convertible notes payable we issued in October of 2021 (2021 - $Nil).

Net Income

During the three months ended March 31, 2022, we incurred net income of $436,387, as compared to net income of $92,350 we generated during the three-month period ended March 31, 2021. This change mainly resulted from $367,134 gain on revaluation of our equity investments in WRR Shares, as opposed to $90,382 gain we recognized in the comparative period, and $267,855 gain we recognized on the sale of WRR Shares during the same period (2021 - $Nil). These increases were in part offset by $44,774 in stock-based compensation we recorded during the three-month period ended March 31, 2022 (2021 - $Nil).

Liquidity and Capital Resources

	March 31, 2022	December 31, 2021

Current assets	$1,413,878	$1,442,670
Current liabilities	1,871,681	1,791,539
Working capital deficit	$(457,803)	$(348,869)

As of March 31, 2022, we had a cash balance of $1,381,725 and working capital deficit of $457,803 with cash flows used in operations totaling $71,677 for the period then ended. During the three months ended March 31, 2022, our operations were funded with cash on hand. The cash that we had on hand at March 31, 2022, was generated by selling our investment in WRR Shares and from the issuance of convertible notes payable due in 12 months, which we issued in October 2021. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the three-month period ended March 31, 2022. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities	$(71,677)	$(6,510)
Cash flows generated by investing activities	24,894	-
Cash flows provided by financing activities	400	-
Effects of foreign currency translation on cash	7,244	11,028
Net increase/(decrease) in cash during the period	$(39,139)	$4,518

Net cash used in operating activities

Our net cash used in operating activities increased by $65,167, or 1,001%, to $71,677 for the three months ended March 31, 2022, compared with $6,510 for the comparative period in 2021. During the three months ended March 31, 2022, we used $55,469 to cover our cash operating costs, $5,861 to decrease our accounts payable and accrued liabilities, and $10,347 to increase our prepaid expenses.

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

Adjustments to reconcile net income to net cash used in operating activities

During the three months ended March 31, 2022, we recognized $367,134 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $267,855 gain on sale of 4,026,500 WRR Shares for net proceeds of $394,894 (CAD$493,542). In addition, we recognized $7,244 gain on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, and recorded $126,562 in accretion expense associated with the discount on the convertible notes payable we issued in October 2021. In addition, we recorded $44,774 in stock-based compensation associated with the par-value shares we issued to our directors on December 30, 2021. We also used $20,959 cash to pay interest accrued on a convertible note payable.

During the three months ended March 31, 2021, we recognized $90,382 gain on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants. In addition, we recognized $11,028 gain on foreign exchange fluctuations associated with cash we held in a high-interest savings account at a major Canadian bank.

Net cash generated by investing activities

During the three-month period ended March 31, 2022, we generated $394,894 on the sale of 4,026,500 WRR Shares. During the same period, we used $370,000 to acquire our mineral property interests.

During the three-month period ended March 31, 2021, we did not engage in any investing activities.

Net cash generated by financing activities

During the three-month period ended March 31, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered sold on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021.

During the three-month period ended March 31, 2021, we did not generate any funds from our financing activities.

Going Concern

At March 31, 2022, we had a working capital deficit of $457,803 and cash on hand of $1,381,725, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 4,170,500 WRR Shares and 1,900,000 WRR Warrants, which we have exercised subsequent to March 31, 2022. We have been using WRR Shares and are planning to continue to use them as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

During the three months ended March 31, 2022, we used $20,000 to make an initial cash payment to acquire Swales Property and made a $350,000 one-time cash payment to acquire 2% NSR on Palmetto Project.

The Company expended no amounts on capital expenditures for the three months ended March 31, 2021.

Unproved Mineral Properties

As of the date of this Quarterly report on Form 10-Q, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 2% NSR on the Palmetto Project, located in Esmeralda County, Nevada, and have an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

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

Agai-Pah Property

On May 19, 2021, we entered into exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is also our director and a related party.

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

Belshazzar Property

On June 4, 2021, we entered into exploration lease with option to purchase agreement (the “Belshazzar Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”). Alan Day, the managing member of BH, is also our director and a related party.

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

We made the initial cash payment of $20,000 on January 15, 2022.

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

The term of the Olinghouse Purchase Option shall be the later of one year, or 60 days after the date on which the Company delivers to Target a written notice to exercise the Olinghouse Purchase Option, subject to further extension if Target’s conditions to closing are not fully satisfied or otherwise waived by the Company. Full consideration of the Olinghouse Agreement consists of the following: (i) an initial cash option payment of $200,000 payable upon execution of the Agreement, which we paid on December 18, 2021, and (ii) purchase price (the “Olinghouse Purchase Price”) which shall be paid by the Company to Target in either cash or common shares of the Company, the determination of which shall be as follows:

●	if the Company’s 10-day volume weighted average price (“VWAP”) Calculation is less than $1.25 per share, the Olinghouse Purchase Price shall be paid in cash; or
●	if the Company’s 10-day VWAP Calculation is more than $1.25 per share, the Olinghouse Purchase Price shall be paid in the form of 2,000,000 Shares of the Company’s common stock.

Palmetto Project

On January 27, 2022, our wholly-owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Palmetto Project”), located in Esmeralda County, Nevada. Alan Day, our director, is also a director and CEO of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended March 31, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (11)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

May 16, 2022	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer),
Chief Financial Officer (Principal Accounting Officer),
President and Member of the Board of Directors

