Form 10-Q
period 2022-06-30
Nevada Canyon Gold Corp.
filed 2022-08-15
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2022, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 8,685,093.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Presented in US Dollars)

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$1,424,053	$1,420,864
Prepaid expenses	42,988	21,806
	1,467,041	1,442,670

Equity investment	119,140	318,418
Mineral property interests	660,395	270,395
TOTAL ASSETS	$2,246,576	$2,031,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$824,166	$396,270
Related party advances	477,031	963,631
Notes and advances payable	1,100	1,100
Convertible notes payable	689,025	430,538
Total Liabilities	1,991,322	1,791,539

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 8,685,093 issued and outstanding as of June 30, 2022 and December 31, 2021	868	868
Additional paid-in capital	1,548,713	1,190,522
Accumulated deficit	(1,294,327)	(951,446)
	255,254	239,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,246,576	$2,031,483

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Operating expenses
General and administrative expenses	$13,473	$24,936	$32,467	$28,155
Professional fees	48,010	2,500	56,332	6,000
Stock-based compensation	313,417	-	358,191	-
Transfer agent and filing fees	2,545	2,325	9,800	5,115
Total operating expenses	(377,445)	(29,761)	(456,790)	(39,270)

Other items
Accretion expense	(174,830)	-	(301,392)	-
Fair value gain/(loss) on equity investments	(163,284)	(312,971)	203,850	(222,589)
Foreign exchange gain	(8,211)	7,380	(967)	18,408
Interest income	827	182	888	631
Realized gain/(loss) on equity investments	(56,325)	315	211,530	315
Net and comprehensive loss	$(779,268)	$(334,855)	$(342,881)	$(242,505)

Net loss per common share - basic and diluted	$(0.29)	$(0.08)	$(0.13)	$(0.05)
Weighted average number of common shares outstanding :
Basic and Diluted	2,680,093	4,455,093	2,680,093	4,455,093

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Presented in US Dollars)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

Net income for the period ended March 31, 2021	-	-	-	92,350	92,350
Balance, March 31, 2021	4,455,093	445	526,655	(166,703)	360,397

Net loss for the period ended June 30, 2021	-	-	-	(334,855)	(334,855)
Balance, June 30, 2021	4,455,093	$445	$526,655	$(501,558)	$25,542

Balance, December 31, 2021	8,685,093	$868	$1,190,522	$(951,446)	$239,944

Stock-based compensation	-	-	44,774	-	44,774
Net income for the period ended March 31, 2022	-	-	-	436,387	436,387
Balance, March 31, 2022	8,685,093	868	1,235,296	(515,059)	721,105

Stock-based compensation	-	-	313,417	-	313,417
Net loss for the period ended June 30, 2022	-	-	-	(779,268)	(779,268)
Balance, June 30, 2022	8,685,093	$868	$1,548,713	$(1,294,327)	$255,254

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(342,881)	$(242,505)
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	358,191	-
Fair value gain on equity investments	(415,380)	222,274
Foreign exchange gain	967	(18,408)
Interest payments made	(42,905)	-
Accretion of convertible debt	301,392	-
Changes in operating assets and liabilities:
Accounts payable	(12,104)	(9,600)
Related party payable	(27,000)	-
Prepaid expenses	(21,182)	(3,300)
Net cashed used in operating activities	(200,902)	(51,539)

INVESTING ACTIVITIES
Sale of equity investments	614,658	2,152
Acquisition of mineral property interests	(410,000)	-
Net cash generated by investing activities	204,658	2,152

FINANCING ACTIVITIES
Cash received on subscription to shares	400	-
Net cash provided by financing activities	400	-

Effects of foreign currency exchange on cash	(967)	18,408

Net increase (decrease) in cash	3,189	(30,979)
Cash, at beginning	1,420,864	893,823
Cash, at end	$1,424,053	$862,844

Supplemental cash flow information:
Cash received (paid) for interest	$(42,817)	$631
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Fair value gain/(loss) on equity investments	$(203,850)	$222,589

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the six months ended June 30, 2022, the Company recorded $39,250 in deferred stock issuance costs which were included in prepaid expenses, as the private placement financing was not closed. As at June 30, 2022, the Company did not have any deferred stock issuance costs which were netted against additional paid-in capital as a cost of stock issued (2021 - $Nil).

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

At June 30, 2022, the Company had 6,005,000 shares that were issued but restricted under 3-year lock-up and vesting agreements with shareholders. These shares vest in equal annual installments over a 3-year term; during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not. As at June 30, 2022, the full 6,005,000 unvested shares were excluded from denominator of basic EPS.

The outstanding securities at June 30, 2022 and December 31, 2021 that could have a dilutive effect are as follows:

	June 30, 2022	December 31, 2021
Convertible Notes Payable	2,848,757	2,764,815
Restricted Stock	6,005,000	-
Total Possible Dilutive Shares	8,853,757	2,764,815

The Company incurred losses for the three- and six-month periods ended June 30, 2022, therefore the diluted loss per share was not presented.

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Amounts due to the Chief Executive Officer (“CEO”) (a)	$117,031	$144,031
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Amounts due to a former director(b)	-	220,000
Amounts due to a company controlled by the former director (b)	-	240,000
Amounts due from a director for shares	-	(200)
Amounts due from a director for shares	-	(200)
Related party payables	$477,031	$963,631

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	During the year ended December 31, 2021, Mr. Levine resigned from the board of directors of the Company, therefore at June 30, 2022, the Company has reclassified $220,000 owed to Mr. Levine and $240,000 owed to a private company controlled by Mr. Levine as at December 31, 2021, from related party payables to regular accounts payable.

During the three- and six-month periods ended June 30, 2022 and 2021, the Company had the following transactions with its related parties.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock-based compensation incurred to CEO	$104,646	$-	$119,596	$-
Stock-based compensation incurred to a director	52,193	-	59,649	-
Stock-based compensation incurred to a director	156,578	-	178,946	-
Related party transactions	$313,417	$-	$358,191	$-

On December 30, 2021, the Company issued a total of 6,005,000 shares of common stock to the Company’s directors (the “Director Shares”). The Director Shares were issued at par value for a total consideration of $601. In addition to the regular restrictive legend, the release of the Director Shares is subject to the terms and conditions included in 3-year lock-up and vesting agreements (the “Lock-up Agreements”), which contemplate that the Director Shares will vest in equal annual installments over a 3-year term; during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not.

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2022	December 31, 2021
Trade payables	$802,948	$367,578
Accrued liabilities	21,218	28,692
	$824,166	$396,270

NOTE 6 – MINERAL PROPERTY INTERESTS

As of June 30, 2022, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

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

During the six-month periods ended June 30, 2022 and 2021, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the six-month periods ended June 30, 2022 and 2021, the Company did not incur any expenses associated with the Loman Claims.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by MSM, and made the first $20,000 anniversary payment on June 20, 2022.

During the six-month periods ended June 30,2022 and 2021, the Company did not incur any expenses associated with the Agai-Pah Property, aside from the first anniversary payment.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of BH. The annual payments paid by the Company to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by BH, and made the first $20,000 anniversary payment on June 20, 2022.

During the six-month periods ended June 30, 2022 and 2021, the Company did not incur any expenses associated with the Belshazzar Property, aside from the first anniversary payment.

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

During the six-month periods ended June 30, 2022 and 2021, the Company did not incur any expenses associated with the Swales Property.

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

During the six-month periods ended June 30, 2022 and 2021, the Company did not incur any additional expenses associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, a director of the Company, is also a director and CEO of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the six-month periods ended June 30, 2022 and 2021, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 7 – EQUITY INVESTMENT

As at June 30, 2022, the Company’s equity investments consist of 3,070,500 common shares of Walker River Resources Corp. (“WRR”) (2021 - 8,197,000 shares and warrants to acquire an additional 1,900,000 WRR common shares).

During the six-month period ended June 30, 2022, the Company exercised its WRR Warrants, which were expiring on July 18, 2022, and acquired an additional 1,900,000 common shares in the capital of WRR (the “WRR Shares”) without further consideration.

At June 30, 2022, the fair market value of the equity investment was calculated to be $119,140 (2021 - $318,418) based on the market price of WRR Shares at June 30, 2022 and December 31, 2021, respectively.

During the three-month period ended June 30, 2022, the Company sold 3,000,000 WRR Shares (2021 – 21,000 WRR Shares) for net proceeds of $219,763 (2021 - $2,152). The Company recorded a net realized loss of $56,325 (2021 - $315 gain) on the sale of WRR Shares.

The revaluation of the equity investment in WRR resulted in $163,284 loss for the three-month period ended June 30, 2022 (2021 - $312,971). The gain resulted from the decrease of the market price of WRR common shares from CAD$0.115 per share at March 31, 2022, to CAD$0.05 per share at June 30, 2022. In comparison, during the three-month period ended June 30, 2021, the market price of WRR Shares decreased from CAD$0.11 per share at March 31, 2021, to CAD$0.07 per share at June 30, 2021.

During the six-month period ended June 30, 2022, the Company sold 7,026,500 WRR Shares (2021 – 21,000 WRR Shares) for net proceeds of $614,658 (2021 - $2,152). The Company recorded a net realized gain of $211,530 on the sale of WRR Shares (2021 - $315).

The revaluation of the equity investment in WRR Shares resulted in a $203,850 gain for the six-month period ended June 30, 2022. The gain resulted from the increase of the market price of WRR Shares from CAD$0.04 per share at December 31, 2021, to CAD$0.05 per share at June 30, 2022. In comparison, during the six-month period ended June 30, 2021, the market price of WRR Shares decreased from CAD$0.10 per share at December 31, 2020, to CAD$0.07 per share at June 30, 2021, resulting in a loss of $222,589.

Subsequent to June 30, 2022, WRR effected a 6-for-1 share consolidation, which reduced the Company’s WRR share position to 511,750 WRR Shares on a post-consolidated level.

NOTE 8 – NOTES AND ADVANCES PAYABLE

At June 30, 2022, the Company’s liability under notes and advances payable consisted of $1,100 the Company received from WRR as a payment of its vendor payable (2021 - $1,100). The advance is non-interest-bearing, unsecured and due on demand.

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

The tables below provide the details of the Notes as at June 30, 2022, and as at December 31, 2021:

As at June 30, 2022

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$13,479
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	6,153
50,000	$0.60/Share	133,333	29,600	29,600	108%	43,777
600,000	$0.60/Share	1,600,000	363,200	363,200	112%	455,051	*
25,000	$0.60/Share	66,667	15,133	15,133	112%	21,506
20,000	$0.60/Share	53,333	12,107	12,107	112%	17,154
50,000	$0.60/Share	133,333	30,267	30,267	112%	42,885
25,000	$0.60/Share	66,667	15,133	15,133	112%	21,130
20,000	$0.60/Share	53,333	12,107	12,107	112%	17,154
10,000	$0.60/Share	26,667	6,053	6,053	112%	8,477
50,000	$0.60/Share	133,333	30,267	30,267	112%	42,259
$1,000,000		2,666,667	$677,200	$663,867		$689,025

*	The $600,000-note-holder requested a cash payment of interest accrued up to March 31, 2022, totaling $42,905. The Present Value of the $600,000 note payable has been reduced to reflect the cash payment made.

As at December 31, 2021

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$33
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	21
50,000	$0.60/Share	133,333	29,600	29,600	108%	26,193
600,000	$0.60/Share	1,600,000	363,200	363,200	112%	303,861
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,661
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
50,000	$0.60/Share	133,333	30,267	30,267	112%	25,249
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,443
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
10,000	$0.60/Share	26,667	6,053	6,053	112%	4,992
50,000	$0.60/Share	133,333	30,267	30,267	112%	24,885
$1,000,000		2,666,667	$677,200	$663,867		$430,538

During the three-month period ended June 30, 2022, the Company recorded $174,830 in accretion expense associated with the discount on the Notes (June 30, 2021 - $Nil).

During the six-month period ended June 30, 2022, the Company recorded $301,392 in accretion expense associated with the discount on the Notes (June 30, 2021 - $Nil).

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

Equity transactions during the six-month period ended June 30, 2022:

During the six-month period ended June 30, 2022, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and six-month periods ended June 30, 2022 and 2021. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties in multiple projects within some of Nevada’s highest-grade historical mining districts. As of the date of the filing of this Quarterly report on Form 10-Q our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2022 and 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three- and six-month periods ended June 30, 2022, compared to the three- and six-month periods ended June 30, 2021:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2022	2021	periods	2022	2021	periods
Operating expenses
General and administrative expenses	$13,473	$24,936	$(11,463)	$32,467	$28,155	$4,312
Professional fees	48,010	2,500	45,510	56,332	6,000	50,332
Stock-based compensation	313,417	-	313,417	358,191	-	358,191
Transfer agent and filing fees	2,545	2,325	220	9,800	5,115	4,685
Total operating expenses	(377,445)	(29,761)	347,684	(456,790)	(39,270)	417,520
Other items
Accretion expense	(174,830)	-	174,830	(301,392)	-	301,392
Fair value gain/(loss) on equity investments	(163,284)	(312,971)	(149,687)	203,850	(222,589)	(426,439)
Foreign exchange gain/(loss)	(8,211)	7,380	(15,591)	(967)	18,408	(19,375)
Interest income	827	182	645	888	631	257
Realized gain/(loss) on equity investment	(56,325)	315	(56,640)	211,530	315	211,215
Net and comprehensive loss	$(779,268)	$(334,855)	$444,413	$(342,881)	$(242,505)	$100,376

Revenues

We had no revenues for the three- and six-month periods ended June 30, 2022 and 2021. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended June 30, 2022 and 2021 included general and administrative expenses, professional fees, stock-based compensation, and transfer agent and filing fees. During the three-month period ended June 30, 2022, our operating expenses increased by $347,684, or 1,168%, to $377,445 for the three months ended June 30, 2022, compared to $29,761 for the three months ended June 30, 2021. This change was associated with $313,417 in stock-based compensation we recorded on the par-value shares that we sold to our three directors on December 30, 2021. On March 18, 2022, the Company’s directors entered into 3-year lock-up agreements (the “Lock-up Agreements”), whereby the 6,005,000 shares issued to them vest on an annual basis over a three-year term based on their performance. The stock-based compensation associated with the vested shares is calculated at $0.4938 per share, the fair market value of our common stock on the date of the Lock-up Agreements, being March 18, 2022. Our professional fees increased by $45,510, from $2,500 we incurred during the three-month period ended June 30, 2021, to $48,010 we incurred during the three-month period ended June 30, 2022, this increase was associated mainly with $36,208 we incurred on account of Rangeland Carbon Credit Royalties Streaming Opportunity Analysis which was commissioned by Carbon Canyon, and which, as of June 30, 2022, was 70% completed. Our transfer agent and filing fees increased by $220, from $2,325 we incurred during the three-month period ended June 30, 2021, to $2,545 we incurred during the three-month period ended June 30, 2022. These increases were offset by decrease in general and administrative expenses of $11,463, from $24,936 we incurred during the three-month period ended June 30, 2021, of which $20,700 we paid for redesigning of our website and corporate presentation materials, to $13,473 we incurred during the three-month period ended June 30, 2022.

On a year-to-date basis, our operating expenses increased by $417,520, or 1,063%, to $456,790 for the six months ended June 30, 2022, compared to $39,270 we incurred for the six months ended June 30, 2021. This change was associated with $358,191 in stock-based compensation we recorded on the par-value shares that we sold to our three directors on December 30, 2021, and was further increased by $4,312 increase in our general and administrative expenses, from $28,155 we incurred during the six-month period ended June 30, 2021, to $32,467 we incurred during the six-month period ended June 30, 2022; increase of $50,332 in our professional fees from $6,000 we incurred during the six-month period ended June 30, 2021, to $56,332 we incurred during the six months ended June 30, 2022. The increase in professional fees was mainly associated with $36,208 we incurred on account of Rangeland Carbon Credit Royalties Streaming Opportunity Analysis which was commissioned by Carbon Canyon, and which, as of June 30, 2022, was 70% completed. Our transfer agent and filing fees increased by $4,685 from $5,115 we incurred during the six-month period ended June 30, 2021, to $9,800 we incurred during the six-month period ended June 30, 2022.

Other Items

During the three-month period ended June 30, 2022, we recognized $163,284 loss on fair value of equity investments (2021 – $312,971). The loss resulted from revaluation of WRR Shares from CAD$0.115 per share at March 31, 2022, to CAD$0.05 per WRR Share on June 30, 2022, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $827 in interest revenue (2021 - $182). Since part of funds generated from the sale of equity investments are held in Canadian dollars, we incurred $8,211 loss associated with foreign exchange fluctuation rates (2021 - $7,380 gain). During the three-month period ended June 30, 2022, we recorded $56,325 loss (2021 - $315 gain) on equity investments which was associated with the sale of 3,000,000 WRR Shares for net proceeds of $219,763 (2021 - 21,000 WRR Shares for net proceeds of $2,152) . In addition, we recorded $174,830 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in October of 2021 (2021 - $Nil).

During the six-month period ended June 30, 2022, we recognized $203,850 gain on fair value of equity investments (2021 – $222,589 loss). The gain resulted from revaluation of WRR Shares from CAD$0.04 per share at December 31, 2021, to CAD$0.05 per WRR Share on June 30, 2022, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $888 in interest revenue (2021 - $631). Since part of funds generated from the sale of equity investments are held in Canadian dollars, we incurred $967 loss associated with foreign exchange fluctuation rates (2021 - $18,408 gain). During the six-month period ended June 30, 2022, we recorded $211,530 gain (2021 - $315) on equity investments which was associated with the sale of 7,026,000 WRR Shares for net proceeds of $614,658 (2021 - 21,000 WRR Shares for net proceeds of $2,152) . In addition, we recorded $301,392 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in October of 2021 (2021 - $Nil).

Net Loss

During the three months ended June 30, 2022, we incurred net loss of $779,268, as compared to net loss of $334,855 we incurred during the three-month period ended June 30, 2021. This change mainly resulted from $313,417 in stock-based compensation we recorded during the three-month period ended June 30, 2022 (2021 - $Nil), $174,830 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in October of 2021 (2021 - $Nil), $163,284 loss on revaluation of our equity investments in WRR Shares, as opposed to $312,971 loss we recognized in the comparative period, and $56,325 loss we recognized on the sale of WRR Shares during the same period (2021 - $315 gain).

On a year-to-date basis, our loss increased by $100,376 from $242,505 we incurred during the six-month period ended June 30, 2021, to $342,881 we incurred during the six-month period ended June 30, 2021. This change mainly resulted from $358,191 in stock-based compensation we recorded during the six-month period ended June 30, 2022 (2021 - $Nil), and $301,392 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in October of 2021 (2021 - $Nil), which were in part offset by $203,850 gain on revaluation of our equity investments in WRR Shares, as opposed to $222,589 loss we recognized in the comparative period, and $211,530 gain we recognized on the sale of WRR Shares during the same period (2021 - $315).

Liquidity and Capital Resources

	June 30, 2022	December 31, 2021

Current assets	$1,467,041	$1,442,670
Current liabilities	1,991,322	1,791,539
Working capital deficit	$(524,281)	$(348,869)

As of June 30, 2022, we had a cash balance of $1,424,053 and working capital deficit of $524,281 with cash flows used in operations totaling $200,902 for the period then ended. During the six months ended June 30, 2022, our operations were funded with cash on hand. The cash that we had on hand at June 30, 2022, was generated by selling WRR Shares and from the issuance of convertible notes payable due in 12 months, which we issued in October 2021. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the six-month period ended June 30, 2022. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities	$(200,902)	$(51,539)
Cash flows generated by investing activities	204,658	2,152
Cash flows provided by financing activities	400	-
Effects of foreign currency translation on cash	(967)	18,408
Net increase/(decrease) in cash during the period	$3,189	$(30,979)

Net cash used in operating activities

Our net cash used in operating activities increased by $149,363, or 290%, to $200,902 for the six months ended June 30, 2022, compared with $51,539 for the comparative period in 2021. During the six months ended June 30, 2022, we used $140,616 to cover our cash operating costs, $12,104 to decrease our accounts payable and accrued liabilities, $27,000 to decrease amounts due to our related parties, and $21,182 to increase our prepaid expenses, of which $39,250 were associated with prepaid share issuance costs related to our offering of up to 12,500,000 units (the “Units”) of our securities pursuant to Regulation A. Each Unit will be comprised of one common share (a “common share”), and one common share purchase warrant (a “warrant”) to purchase one additional common share (a “warrant share”) at an exercise price of $1.20 per warrant share, subject to certain adjustments, over a 24-month exercise period following the date of issuance of the warrants.

During the six months ended June 30, 2021, our net cash used in operating activities increased by $27,828, or 117%, to $51,539, compared with $23,711 for the comparative period in 2020. During the six months ended June 30, 2021, we used $38,639 to cover our cash operating costs, $9,600 to decrease our accounts payable and accrued liabilities, and $3,300 to increase our prepaid expenses.

Adjustments to reconcile net loss to net cash used in operating activities

During the six months ended June 30, 2022, we recognized $203,850 gain on revaluation of fair value of equity investments associated with WRR Shares and recorded $211,530 gain on sale of 7,026,500 WRR Shares for net proceeds of $614,658 (CAD$769,400). In addition, we recognized $967 loss on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, and recorded $301,392 in accretion expense associated with the discount on the convertible notes payable we issued in October 2021. In addition, we recorded $358,191 in stock-based compensation associated with the par-value shares we issued to our directors on December 30, 2021. We also used $42,905 cash to pay interest accrued on a convertible note payable.

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

Net cash generated by investing activities

During the six-month period ended June 30, 2022, we generated $614,658 on the sale of 7,026,500 WRR Shares. During the same period, we used $410,000 to acquire our mineral property interests.

During the six-month period ended June 30, 2021, we generated $2,152 from the sale of 21,000 WRR Shares.

Net cash generated by financing activities

During the six-month period ended June 30, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered sold on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021.

During the six-month period ended June 30, 2021, we did not generate any funds from our financing activities.

Going Concern

At June 30, 2022, we had a working capital deficit of $524,281 and cash on hand of $1,424,053, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 511,750 WRR Shares (3,070,500 pre-roll back WRR Shares). We have been using WRR Shares and are planning to continue to use them as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

During the six months ended June 30, 2022, we used $20,000 to make an initial cash payment to acquire Swales Property, $20,000 to make the first anniversary payment on Agai-Pah Property, and further $20,000 to make the first anniversary payment on Belshazzar Property. In addition, we made a $350,000 one-time cash payment to acquire 2% NSR on Palmetto Project.

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

We made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by MSM. On June 20, 2022, we made the first anniversary payment on the Agai-Pah Property, being $20,000.

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

We made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by BH. On June 20, 2022, we made the first anniversary payment on the Belshazzar Property, being $20,000.

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

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended June 30, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Inherent Limitations of Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

NEVADA CANYON GOLD CORP.

August 15, 2022	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer),
Chief Financial Officer (Principal Accounting Officer),
President and Member of the Board of Directors

