Form 10-Q/A
period 2022-06-30
Nevada Canyon Gold Corp.
filed 2022-08-23
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Nevada Canyon Gold Corp. (the “Company”) for the quarter ended June 30, 2022 (the “Amended 10-Q”) is being made to remove incorrect UTM coordinates for the Agai-Pah Property, which were originally included in the Note 6 to the condensed consolidated financial statements included herein, and in the Unproved Mineral Properties section of the Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, included in this Amended Form 10-Q.

Except for the amended disclosures relating to the location of the Agai-Pah Property, the Amended Form10-Q has not been updated to reflect events that occurred after June 30, 2022. Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Quarterly Report on Form 10-Q filed on August 15, 2022 (the “Original Quarterly Report”), including any amendments to those filings.

Except as set forth above, all other information in the Company’s Original Quarterly Report remains unchanged.

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

Agai-Pah Property

On May 19, 2021, the Company entered into exploration lease with option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is a director of the Company and a related party.

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

Agai-Pah Property

On May 19, 2021, we entered into exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is also our director and a related party.

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

NEVADA CANYON GOLD CORP.

August 23, 2022	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer),
Chief Financial Officer (Principal Accounting Officer),
President and Member of the Board of Directors

