Form 10-Q
period 2022-09-30
Nevada Canyon Gold Corp.
filed 2022-11-14
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended: September 30, 2022

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2022, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 8,685,093.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Presented in US Dollars)

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$1,298,154	$1,420,864
Prepaid expenses	92,372	21,806
	1,390,526	1,442,670

Equity investment	78,403	318,418
Mineral property interests	660,395	270,395
TOTAL ASSETS	$2,129,324	$2,031,483

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$810,148	$396,270
Related party advances	477,031	963,631
Notes and advances payable	1,100	1,100
Convertible notes payable	1,064,600	430,538
Total Liabilities	2,352,879	1,791,539

Stockholders’ Equity/(Deficit)
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 8,685,093 issued and outstanding as of September 30, 2022 and December 31, 2021	868	868
Additional paid in capital	1,865,575	1,190,522
Retained deficit	(2,089,998)	(951,446)
	(223,555)	239,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$2,129,324	$2,031,483

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Presented in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Operating expenses
Exploration expenses	$20,758	$2,543	$20,758	$2,543
General and administrative expenses	8,737	2,828	41,204	30,983
Professional fees	13,258	2,500	69,590	8,500
Stock-based compensation	316,862	-	675,053	-
Transfer agent and filing fees	1,935	1,924	11,735	7,039
Total operating expenses	(361,550)	(9,795)	(818,340)	(49,065)

Other items
Accretion expense	(396,143)	(3)	(697,535)	(3)
Accrued interest	(1,623)	-	(1,623)	-
Fair value gain/(loss) on equity investments	(40,737)	(94,775)	163,113	(317,364)
Foreign exchange gain/(loss)	(15)	(13,725)	(982)	4,683
Interest income	4,397	63	5,285	694
Realized gain on equity investments	-	-	211,530	315
Net and comprehensive loss	$(795,671)	$(118,235)	$(1,138,552)	$(360,740)

Net loss per common share - basic and diluted	$(0.30)	$(0.03)	$(0.42)	$(0.08)
Weighted average number of common shares outstanding :
basic and diluted	2,680,093	4,455,093	2,680,093	4,455,093

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity/(Deficit)

(Presented in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

Net income for the period ended March 31, 2021	-	-	-	92,350	92,350
Balance, March 31, 2021	4,455,093	445	526,655	(166,703)	360,397

Net loss for the period ended June 30, 2021	-	-	-	(334,855)	(334,855)
Balance, June 30, 2021	4,455,093	445	526,655	(501,558)	25,542

Beneficial conversion on convertible notes payable	-	-	150,000	-	150,000
Net loss for the period ended September 30, 2021	-	-	-	(118,235)	(118,235)
Balance, September 30, 2021	4,455,093	$445	$676,655	$(619,793)	$57,307

Balance, December 31, 2021	8,685,093	$868	$1,190,522	$(951,446)	$239,944

Stock-based compensation	-	-	44,774	-	44,774
Net income for the period ended March 31, 2022	-	-	-	436,387	436,387
Balance, March 31, 2022	8,685,093	868	1,235,296	(515,059)	721,105

Stock-based compensation	-	-	313,417	-	313,417
Net loss for the period ended June 30, 2022	-	-	-	(779,268)	(779,268)
Balance, June 30, 2022	8,685,093	868	1,548,713	(1,294,327)	255,254

Stock-based compensation	-	-	316,862	-	316,862
Net loss for the period ended September 30, 2022	-	-	-	(795,671)	(795,671)
Balance, September 30, 2022	8,685,093	$868	$1,865,575	$(2,089,998)	$(223,555)

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Presented in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(1,138,552)	$(360,740)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	675,053	-
Fair value (gain)/loss on equity investments	(374,643)	317,049
Foreign exchange (gain)/loss	982	(4,683)
Interest payments made	(65,096)	-
Accretion of convertible debt	697,535	3
Accrued interest	1,623	-
Changes in operating assets and liabilities:
Accounts payable	(26,122)	(7,000)
Related party payable	(27,000)	-
Prepaid expenses	(70,566)	(2,396)
Net cashed used in operating activities	(326,786)	(57,767)

INVESTING ACTIVITIES
Sale of equity investments	614,658	2,152
Acquisition of mineral property interests	(410,000)	-
Net cash generated by investing activities	204,658	2,152

FINANCING ACTIVITIES
Cash received on subscription to shares	400	-
Convertible notes payable	-	150,000
Net cash provided by financing activities	400	150,000

Effects of foreign currency exchange on cash	(982)	4,683

Net increase (decrease) in cash	(122,710)	99,068
Cash, at beginning	1,420,864	893,823
Cash, at end	$1,298,154	$992,891

Supplemental cash flow information:
Cash paid for interest	$(65,096)	$-
Cash received for interest	$5,285	$694
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Fair value gain/(loss) on equity investments	$(163,113)	$317,364

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Stock Issuance Costs

Deferred stock issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement. During the nine months ended September 30, 2022, the Company recorded $39,250 in deferred stock issuance costs which were included in prepaid expenses, as the private placement financing was not closed. As at September 30, 2022, the Company did not have any deferred stock issuance costs which were netted against additional paid-in capital as a cost of stock issued (2021 - $Nil).

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

At September 30, 2022, the Company had 6,005,000 shares that were issued but restricted under 3-year lock-up and vesting agreements with shareholders. These shares vest in equal annual installments over a 3-year term; during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not. As at September 30, 2022, the full 6,005,000 unvested shares were excluded from denominator of basic EPS.

The outstanding securities at September 30, 2022 and December 31, 2021 that could have a dilutive effect are as follows:

	September 30, 2022	December 31, 2021
Convertible Notes Payable	2,890,404	2,764,815
Restricted Stock	6,005,000	-
Total Possible Dilutive Shares	8,895,404	2,764,815

The Company incurred losses for the three- and nine-month periods ended September 30, 2022 and 2021, therefore the diluted loss per share was not presented.

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Amounts due to the Chief Executive Officer (“CEO”) (a)	$117,031	$144,031
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Amounts due to a former director(b)	-	220,000
Amounts due to a company controlled by the former director (b)	-	240,000
Amounts due from a director for shares	-	(200)
Amounts due from a director for shares	-	(200)
Related party payables	$477,031	$963,631

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	During the year ended December 31, 2021, Mr. Levine resigned from the board of directors of the Company, therefore at September 30, 2022, the Company has reclassified $220,000 owed to Mr. Levine and $240,000 owed to a private company controlled by Mr. Levine as at December 31, 2021, from related party payables to regular accounts payable.

During the three- and nine-month periods ended September 30, 2022 and 2021, the Company had the following transactions with its related parties.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock-based compensation incurred to CEO	$105,797	$-	$225,392	$-
Stock-based compensation incurred to a director	52,766	-	112,415	-
Stock-based compensation incurred to a director	158,299	-	337,246	-
Related party transactions	$316,862	$-	$675,053	$-

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2022	December 31, 2021
Trade payables	$804,448	$367,578
Accrued liabilities	5,700	28,692
	$810,148	$396,270

NOTE 6 – MINERAL PROPERTY INTERESTS

As of September 30, 2022, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

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

During the three and nine months ended September 30, 2022 and 2021, the Company paid $2,543 (2021 - $2,543) for its mineral property interests in Lazy Claims, of which $2,000 (2021 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2021 - $543) was associated with the annual mining claim fees payable to the Bureau of Land Management (the “BLM”). These fees were recorded as part of the Company’s exploration expenses.

Loman Property

In December 2019 the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three and nine months ended September 30, 2022, the Company paid $4,791 (2021 - $Nil) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

During the three and nine months ended September 30, 2022, the Company paid $3,552 (2021 - $Nil) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

During the three and nine months ended September 30, 2022, the Company paid $2,660 (2021 - $Nil) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

During the three and nine months ended September 30, 2022, the Company paid $7,092 (2021 - $Nil) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

During the three- and nine-month periods ended September 30, 2022 and 2021, the Company did not incur any additional expenses associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, a director and a related party of the Company, is also a director and CEO of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the three- and nine-month periods ended September 30, 2022 and 2021, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 7 – EQUITY INVESTMENT

As at September 30, 2022, the Company’s equity investments consist of 511,750 common shares of Walker River Resources Corp. (“WRR”), (2021 - 1,366,167 shares and warrants to acquire an additional 316,667 WRR common shares). This number of the WRR shares is adjusted to reflect the 6-for-1 share consolidation, which WRR effected on July 25, 2022.

During the nine-month period ended September 30, 2022, the Company exercised its WRR Warrants, which were expiring on July 18, 2022, and acquired an additional 316,667 common shares in the capital of WRR without further consideration.

At September 30, 2022, the fair market value of the equity investment was calculated to be $78,403 (2021 - $318,418) based on the market price of WRR Shares at September 30, 2022 and December 31, 2021, respectively.

During the three-month periods ended September 30, 2022 and 2021, the Company did not sell any WRR Shares. The revaluation of the equity investment in WRR resulted in $40,737 loss for the three-month period ended September 30, 2022 (2021 - $94,775). The loss resulted from the decrease of the market price of WRR Shares from CAD$0.30 per share at June 30, 2022, to CAD$0.21 per share at September 30, 2022. In comparison, during the three-month period ended September 30, 2021, the market price of WRR Shares decreased from CAD$0.42 per share at June 30, 2021, to CAD$0.36 per share at September 30, 2021.

During the nine-month period ended September 30, 2022, the Company sold 1,171,083 WRR Shares (2021 – 3,500 WRR Shares) for net proceeds of $614,658 (2021 - $2,152). The Company recorded a net realized gain of $211,530 on the sale of WRR Shares (2021 - $315).

The revaluation of the equity investment in WRR Shares resulted in a $163,113 gain for the nine-month period ended September 30, 2022. The gain resulted from a decrease of the market price of WRR Shares from CAD$0.24 per share at December 31, 2021, to CAD$0.21 per share at September 30, 2022, which was offset by fluctuation in foreign exchange rate between US$ and CAD$. In comparison, during the nine-month period ended September 30, 2021, the market price of WRR Shares decreased from CAD$0.60 per share at December 31, 2020, to CAD$0.36 per share at September 30, 2021, resulting in a loss of $317,364.

NOTE 8 – NOTES AND ADVANCES PAYABLE

At September 30, 2022, the Company’s liability under notes and advances payable consisted of $1,100 the Company received from WRR as a payment of its vendor payable (2021 - $1,100). The advance is non-interest-bearing, unsecured and due on demand.

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

The tables below provide the details of the Notes as at September 30, 2022, and as at December 31, 2021:

As at September 30, 2022

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$116,151	(1)
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	57,972	(1)
50,000	$0.60/Share	133,333	29,600	29,600	108%	56,827
600,000	$0.60/Share	1,600,000	363,200	363,200	112%	610,432	(2)
25,000	$0.60/Share	66,667	15,133	15,133	112%	28,147
20,000	$0.60/Share	53,333	12,107	12,107	112%	22,450
50,000	$0.60/Share	133,333	30,267	30,267	112%	56,126
25,000	$0.60/Share	66,667	15,133	15,133	112%	27,651	(3)
20,000	$0.60/Share	53,333	12,107	12,107	112%	22,450
10,000	$0.60/Share	26,667	6,053	6,053	112%	11,093
50,000	$0.60/Share	133,333	30,267	30,267	112%	55,301
$1,000,000		2,666,667	$677,200	$663,867		$1,064,600

(1)	These Notes have been fully accreted as at September 30, 2022, and interest expense of $1,623 has been recognized as at September 30, 2022.
(2)	The $600,000-note-holder requested a cash payment of interest accrued up to June 30, 2022, totaling $65,096.

As at December 31, 2021

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest	Present Value of the Notes
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%	$33
50,000	$0.77/Share	133,333	52,667	50,000	1,903%	21
50,000	$0.60/Share	133,333	29,600	29,600	108%	26,193
600,000	$0.60/Share	1,600,000	363,200	363,200	112%	303,861
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,661
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
50,000	$0.60/Share	133,333	30,267	30,267	112%	25,249
25,000	$0.60/Share	66,667	15,133	15,133	112%	12,443
20,000	$0.60/Share	53,333	12,107	12,107	112%	10,100
10,000	$0.60/Share	26,667	6,053	6,053	112%	4,992
50,000	$0.60/Share	133,333	30,267	30,267	112%	24,885
$1,000,000		2,666,667	$677,200	$663,867		$430,538

During the three-month period ended September 30, 2022, the Company recorded $396,143 in accretion expense associated with the discount on the Notes (September 30, 2021 - $3). In addition, the Company accrued an additional $1,623 in interest expense on the notes that had reached their maturity (September 30, 2021 - $Nil).

During the nine-month period ended September 30, 2022, the Company recorded $697,535 in accretion expense associated with the discount on the Notes (September 30, 2021 - $3). In addition, the Company accrued an additional $1,623 in interest expense on the notes that had reached their maturity (September 30, 2021 - $Nil).

Subsequent to September 30, 2022, the Company paid an additional $22,438 in interest due on a $600,000 Note, and repaid a $25,000 Note including $3,750 in interest accrued thereon in full.

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

Equity transactions during the nine-month period ended September 30, 2022:

During the nine-month period ended September 30, 2022, the Company did not have any transactions that would have resulted in issuance of the shares of its common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and nine-month periods ended September 30, 2022 and 2021. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2022 and 2021, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three- and nine-month periods ended September 30, 2022, compared to the three- and nine-month periods ended September 30, 2021:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2022	2021	periods	2022	2021	periods
Operating expenses
Exploration expense	$20,758	$2,543	$18,215	$20,758	$2,543	$18,215
General and administrative expenses	8,737	2,828	5,909	41,204	30,983	10,221
Professional fees	13,258	2,500	10,758	69,590	8,500	61,090
Stock-based compensation	316,862	-	316,862	675,053	-	675,053
Transfer agent and filing fees	1,935	1,924	11	11,735	7,039	4,696
Total operating expenses	(361,550)	(9,795)	351,755	(818,340)	(49,065)	769,275
Other items
Accrued interest	(1,623)	-	1,623	(1,623)	-	1,623
Accretion expense	(396,143)	(3)	396,140	(697,535)	(3)	697,532
Fair value gain/(loss) on equity investments	(40,737)	(94,775)	(54,038)	163,113	(317,364)	480,477
Foreign exchange gain/(loss)	(15)	(13,725)	(13,710)	(982)	4,683	(5,665)
Interest income	4,397	63	4,334	5,285	694	4,591
Realized gain on equity investment	-	-	-	211,530	315	211,215
Net and comprehensive loss	$(795,671)	$(118,235)	$677,436	$(1,138,552)	$(360,740)	$777,812

Revenues

We had no revenues for the three- and nine-month periods ended September 30, 2022 and 2021. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended September 30, 2022 and 2021 included exploration costs, general and administrative expenses, professional fees, stock-based compensation, and transfer agent and filing fees. During the three-month period ended September 30, 2022, our operating expenses increased by $351,755, or 3,591%, to $361,550 as compared to $9,795 for the three months ended September 30, 2021. This change was associated with $316,862 in stock-based compensation we recorded on the par-value shares that we sold to our three directors on December 30, 2021. On March 18, 2022, the Company’s directors entered into 3-year lock-up agreements (the “Lock-up Agreements”), whereby the 6,005,000 shares issued to them vest on an annual basis over a three-year term based on their performance. The stock-based compensation associated with the vested shares is calculated at $0.4938 per share, the fair market value of our common stock on the date of the Lock-up Agreements, being March 18, 2022. Our mineral exploration fees increased by $18,215, and were associated with the annual mining claim fees we paid to the Bureau of Land Management (“BLM”). Our professional fees increased by $10,758, from $2,500 we incurred during the three-month period ended September 30, 2021, to $13,258 we incurred during the three-month period ended September 30, 2022, this increase was associated mainly with $7,752 we incurred on account of Rangeland Carbon Credit Royalties Streaming Opportunity Analysis which was commissioned by Carbon Canyon, and which, as of September 30, 2022, was 85% completed. Our general and administrative expenses increased by $5,909, from $2,828 we incurred during the three-month period ended September 30, 2021, to $8,737 we incurred during the three-month period ended September 30, 2022. Our transfer agent and filing fees remained consistent and increased by $11, from $1,924 we incurred during the three-month period ended September 30, 2021, to $1,935 we incurred during the three-month period ended September 30, 2022.

On a year-to-date basis, our operating expenses increased by $769,275, or 1,568%, to $818,340 for the nine months ended September 30, 2022, compared to $49,065 we incurred for the nine months ended September 30, 2021. This change was associated with $675,053 in stock-based compensation we recorded on the par-value shares that we sold to our three directors on December 30, 2021, and was further increased by $61,090 change in our professional fees from $8,500 we incurred during the nine-month period ended September 30, 2021, to $69,590 we incurred during the nine months ended September 30, 2022. The increase in professional fees was mainly associated with $43,966 we incurred on account of Rangeland Carbon Credit Royalties Streaming Opportunity Analysis which was commissioned by Carbon Canyon, and which, as of September 30, 2022, was 85% completed. Our general and administrative expenses increased from $30,983 we incurred during the nine-month period ended September 30, 2021, to $41,204 we incurred during the nine-month period ended September 30, 2022; our transfer agent and filing fees increased by $4,696 from $7,039 we incurred during the nine-month period ended September 30, 2021, to $11,735 we incurred during the nine-month period ended September 30, 2022. In addition, we incurred $20,758 in mineral exploration fees, an increase of $18,215, as compared to $2,543 we incurred in the comparative period ended September 30, 2021. These fees were associated with the annual mining claim fees we paid to the BLM.

Other Items

During the three-month period ended September 30, 2022, we recognized $40,737 loss on fair value of equity investments (2021 – $94,775). The loss resulted from revaluation of WRR Shares from CAD$0.30 per share at June 31, 2022 (adjusted for six-for-one share consolidation effected by WRR on July 25, 2022), to CAD$0.21 per WRR Share on September 30, 2022, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $4,397 in interest revenue (2021 - $63). Since part of funds generated from the sale of equity investments are held in Canadian dollars, we incurred $15 loss associated with foreign exchange fluctuation rates (2021 - $13,725). In addition, we recorded $396,143 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in September and October of 2021 (2021 - $3) and $1,623 in accrued interest on the convertible notes payable that have reached their maturity (2021 - $Nil).

During the nine-month period ended September 30, 2022, we recognized $163,113 gain on fair value of equity investments (2021 – $317,364 loss). The gain resulted from revaluation of WRR Shares from CAD$0.24 per share at December 31, 2021, to CAD$0.21 per WRR Share on September 30, 2022, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $5,285 in interest revenue (2021 - $694). Since part of funds generated from the sale of equity investments are held in Canadian dollars, we incurred $982 loss associated with foreign exchange fluctuation rates (2021 - $4,683 gain). During the nine-month period ended September 30, 2022, we recorded $211,530 gain (2021 - $315) on equity investments which was associated with the sale of 1,171,000 WRR Shares for net proceeds of $614,658 (2021 – 3,500 WRR Shares for net proceeds of $2,152). In addition, we recorded $697,535 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in September and October of 2021 (2021 - $3) and $1,623 in accrued interest on the convertible notes payable that have reached their maturity (2021 - $Nil).

Net Loss

During the three months ended September 30, 2022, we incurred net loss of $795,671, as compared to net loss of $118,235 we incurred during the three-month period ended September 30, 2021. This change mainly resulted from $316,862 in stock-based compensation we recorded during the three-month period ended September 30, 2022 (2021 - $Nil), $396,143 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in September and October of 2021 (2021 - $3), and $40,737 loss on revaluation of our equity investments in WRR Shares, as opposed to $94,775 loss we recognized in the comparative period.

On a year-to-date basis, our loss increased by $777,812 from $360,740 we incurred during the nine-month period ended September 30, 2021, to $1,138,552 we incurred during the nine-month period ended September 30, 2022. This change mainly resulted from $675,053 in stock-based compensation we recorded during the nine-month period ended September 30, 2022 (2021 - $Nil), and $697,535 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in September and October of 2021 (2021 - $3), which were in part offset by $163,113 gain on revaluation of our equity investments in WRR Shares, as opposed to $317,364 loss we recognized in the comparative period, and $211,530 gain we recognized on the sale of WRR Shares during the same period (2021 - $315).

Liquidity and Capital Resources

	September 30, 2022	December 31, 2021

Current assets	$1,390,526	$1,442,670
Current liabilities	2,352,879	1,791,539
Working capital deficit	$(962,353)	$(348,869)

As of September 30, 2022, we had a cash balance of $1,298,154 and working capital deficit of $962,353 with cash flows used in operations totaling $326,786 for the period then ended. During the nine months ended September 30, 2022, our operations were funded with cash on hand. The cash that we had on hand at September 30, 2022, was generated by selling WRR Shares and from the issuance of convertible notes payable due in 12 months, which we issued in September and October 2021. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the nine-month period ended September 30, 2022. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities	$(326,786)	$(57,767)
Cash flows generated by investing activities	204,658	2,152
Cash flows provided by financing activities	400	150,000
Effects of foreign currency translation on cash	(982)	4,683
Net increase/(decrease) in cash during the period	$(122,710)	$99,068

Net cash used in operating activities

Our net cash used in operating activities increased by $269,019, or 466%, to $326,786 for the nine months ended September 30, 2022, compared with $57,767 for the comparative period in 2021. During the nine months ended September 30, 2022, we used $203,098 to cover our cash operating costs, $26,122 to decrease our accounts payable and accrued liabilities, $27,000 to decrease amounts due to our related parties, and $70,566 to increase our prepaid expenses, of which $39,250 were associated with prepaid share issuance costs related to our offering of up to 12,500,000 units (the “Units”) of our securities pursuant to Regulation A. Each Unit will be comprised of one common share (a “common share”), and one common share purchase warrant (a “warrant”) to purchase one additional common share (a “warrant share”) at an exercise price of $1.20 per warrant share, subject to certain adjustments, over a 24-month exercise period following the date of issuance of the warrants.

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

Adjustments to reconcile net loss to net cash used in operating activities

During the nine months ended September 30, 2022, we recognized $163,113 gain on revaluation of fair value of equity investments associated with WRR Shares and recorded $211,530 gain on sale of 1,171,083 WRR Shares for net proceeds of $614,658 (CAD$769,400). In addition, we recognized $982 loss on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, recorded $697,535 in accretion expense associated with the discount on the convertible notes payable we issued in September and October 2021, and accrued $1,623 in interest expense on the convertible notes that had reached their maturity. In addition, we recorded $675,053 in stock-based compensation associated with the par-value shares we issued to our directors on December 30, 2021. We also used $65,096 cash to pay interest accrued on a convertible note payable.

During the nine months ended September 30, 2021, we recognized $317,364 loss on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants and recorded $315 gain on sale of 3,500 WRR Shares for net proceeds of $2,152 (CAD$2,659). In addition, we recognized $4,683 gain on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, and recorded $3 in accretion expense associated with the discount on the convertible notes payable we issued in September 2021.

Net cash generated by investing activities

During the nine-month period ended September 30, 2022, we generated $614,658 on the sale of 1,171,083 WRR Shares. During the same period, we used $410,000 to acquire our mineral property interests.

During the nine-month period ended September 30, 2021, we generated $2,152 from the sale of 3,500 WRR Shares

Net cash provided by financing activities

During the nine-month period ended September 30, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered sold on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021.

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

Going Concern

At September 30, 2022, we had a working capital deficit of $962,353 and cash on hand of $1,298,154, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 511,750 WRR Shares (3,070,500 pre-roll back WRR Shares). We have been using WRR Shares and are planning to continue to use them as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

During the nine months ended September 30, 2022, we used $20,000 to make an initial cash payment to acquire Swales Property, $20,000 to make the first anniversary payment on Agai-Pah Property, and further $20,000 to make the first anniversary payment on Belshazzar Property. In addition, we made a $350,000 one-time cash payment to acquire 2% NSR on Palmetto Project.

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

During the three and nine months ended September 30, 2022 we paid $2,543 for our mineral property interests in Lazy Claims, of which $2,000 represented annual minimum payment required under the Lazy Claims Agreement and $543 was associated with the annual mining claim fees payable to the Bureau of Land Management (the “BLM”). These fees were recorded as part of our exploration expenses.

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

During the three and nine months ended September 30, 2022, we paid $4,791 in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

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

During the three and nine months ended September 30, 2022, we paid $3,552 in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

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

During the three and nine months ended September 30, 2022, we paid $2,660 in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

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

During the three and nine months ended September 30, 2022, we paid $7,092 in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

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

During the three- and nine-month periods ended September 30, 2022 and 2021, we did not incur any additional expenses associated with the Olinghouse Project.

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

During the three- and nine-month periods ended September 30, 2022 and 2021, we did not incur any additional expenses associated with the Palmetto Project.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended September 30, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

November 14, 2022	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Executive Officer (Principal Executive Officer),
Chief Financial Officer (Principal Accounting Officer),
President and Member of the Board of Directors

