Form 10-K
period 2022-12-31
Nevada Canyon Gold Corp.
filed 2023-03-27
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,029,592 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 30, 2022.

The number of shares of the registrant’s common stock issued and outstanding as of March 27, 2023, was 11,077,394.

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

PART I

Item 1. Description of Business

Organization

Nevada Canyon Gold Corp., (the “Company”) was originally incorporated on February 27, 2014, in the state of Nevada as Tech Foundry Ventures. On July 8, 2016, the Company changed its name to Nevada Canyon Gold Corp., in order to reflect its current business and strategy.

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties, in multiple projects, within some of Nevada’s highest-grade historical mining districts. Majority of the Company’s projects and royalties (collectively, the “Projects”) are located within the state of Nevada which is rated as one of the best places to explore and mine in the world. The Projects all have excellent year around access, with good infrastructure in proven and active mining districts.

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

Business

Nevada Canyon has a three-fold business model: (1) Exploration project accelerator; (2) mineral royalty acquisitions; and (3) precious-metals streaming.

● An exploration project accelerator means finding under-valued or distressed assets, providing initial investment capital for geological and exploration work, then selling the assets to other mining companies for premium returns without large capital expenditures. In this model, Nevada Canyon retains a royalty, recovers its costs, and avoids the high cost of putting mines into production. This can create short term upside value in these assets at very low risk while retaining a long-term royalty at a very low-cost basis. Nevada Canyon’s geological team discovers, interprets, and builds the geological models, then increases the land package through additional land acquisitions. The mineral resources are increased and upgraded, followed by the sale to larger mining companies.

● Nevada Canyon’s second business model is the acquisition of mineral property royalties (net smelter royalties or “NSR’s”). The Company plans to generate revenue from selling mineral properties to mining companies while retaining a long-term royalty for the life of the mine. This business model also includes the purchase of existing royalties from third parties as well as optioned sales of properties that provide ongoing revenue and eventual royalties. Nevada Canyon will stake and/or assemble drill-ready land packages for mining companies to explore and develop, then sell those claims while retaining a royalty. Nevada Canyon will also option exploration properties to mining or exploration companies for staged payments to the Company while retaining a royalty. Lastly, Nevada Canyon will also acquire royalties related to producing or near-term producing properties with close proximity to producing mines.

● The Company’s third business model is a precious-metals streaming company. A precious-metals streaming company provides up-front capital for mine development in exchange for a percentage of the precious metals output at a below-market cost, in some instances up to an 80% discount to market. Nevada Canyon can then sell what it receives from its partners at market prices and retain the difference as profit.

Nevada Canyon has identified numerous gold and silver streaming opportunities and is not tied to the performance of any one producer. Most importantly, streaming companies are instant beneficiaries of rising physical metal prices. For example, the average cash cost per gold equivalent ounce (“GEO”) is $400 for Nevada based on comparable operating streaming Companies. This offers investors cost predictability, direct leverage to increasing precious metals prices and in a high-quality asset base within Nevada. This portion of our business model offers investors commodity price leverage and exploration upside but with a much lower risk profile than a traditional mining company.

Nevada Canyon management (“Management”) has vast contacts within the mining industry and extensive experience in mineral property acquisitions and divestures with over 30 years-experience operating in Nevada. This enables us the unique ability to assemble valuable land packages near producing mines, which can then be sold to the mine operators while retaining a life-of-mine royalty. Nevada Canyon can generate near-term revenue through mineral property sales and generate long-term revenue through life-of-mine royalties. This strategy allows for the bypass of risk and the expense of exploration programs and/ or large production capital costs while keeping our overhead low.

We believe this multi-level business model is a significant improvement on the typical project generator/joint venture model. It allows the Company to maintain a large portfolio of properties and generate significant deal flow. Shareholder value is highly leveraged to the price of gold. As prices increase, we anticipate seeing growth in the value of our properties, the cash flow from our option portfolio, our equity investments in mid-tier/junior companies, and a higher market valuation on our growing royalty portfolio and the blue sky of our exploration programs. We also hope this revenue generating, low overhead type business model will also allow Nevada Canyon the ability to provide a potential dividend distribution to its shareholders.

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

Exploration program

In 2020 we completed a portion of the Phase I exploration program on the Lazy Claims Property, which consisted of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program was initially scheduled for spring of 2021, however, due to the continued restrictions associated with COVID-19 pandemic, the phase was put on hold. The Company intends to resume Phase I later in 2023. Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program.

Loman Property

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 (the “Loman Property”). Due to certain regulatory restrictions associated with COVID-19 pandemic, the Company was required to delay the re-registration of the Loman Property claims into the Company’s name. The Loman claims were transferred and re-registered into the Company’s name in the fourth quarter of the fiscal 2021.

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

Exploration program

In 2020 we completed a portion of our Phase I program that consisted of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveying. Completion of the Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. Phase I was initially expected continue in the spring 2021, with Phase II to begin shortly after the compilation of the Phase I results. Due to the restrictions associated with COVID-19 pandemic, Phase I was put on hold and the Company plans to resume it later in 2023.

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

Exploration program

Due to the restrictions associated with COVID-19 pandemic, the Company has yet to start any exploration activities on the Agai-Pah Property. The Company plans to start with Phase I exploration program later in 2023. Phase I of the exploration program on the Agai-Pah Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

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

In recent years, a “ waste” rock dump located near the portal of the mine’s 401-foot level has, with the aid of modern metal detectors, produced hundreds of wire gold specimens, ranging from microscopic in size to over 20 troy ounces. Total recent gold specimen production to-date is unknown but is probably well in excess of 800 ounces of gold

Exploration program

Due to the restrictions associated with COVID-19 pandemic, the Company has yet to start any exploration activities on the Belshazzar Property. The Company plans to start with Phase I exploration program later in 2023. Phase I of the exploration program on the Belshazzar Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

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

The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 on January 15, 2022, and accrued $20,000 which were payable on the first anniversary of the Swales Property Agreement. The Company made the first anniversary payment on March 14, 2023.

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

Exploration program

Due to the restrictions associated with COVID-19 pandemic, the Company has yet to start any exploration activities on the Swales Property. The Company plans to start with Phase I exploration program later in 2023. Phase I of the exploration program on the Swales Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

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

On December 23, 2022, the Company and Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000.

Location and means of access

The Olinghouse Project is located approximately 30 miles east of Reno, Nevada in the Olinghouse mining district. The project has excellent year-round access via state roads with existing infrastructures in place.

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

Exploration program

On February 22, 2021, Smooth Rock commenced an initial four-hole diamond drill program. The program was designed to expand the current resource by drilling the mineralized zones laterally and at depth, to extend the present known mineralization. Drilling also targeted the high-grade feeder chutes contained in deformation corridors, paralleling the main structural trends, and explored other areas of the Palmetto project outside of the inferred resource area.

Highlights included drill hole SRV 21-01 returning 31.4 g/t Au over 6.5 meters, including 44.3g/t Au over 0.8 meters, and 122.5 g/t Au over 1.1 meters from a depth of approximately 85 meters. Drill hole SRV 21-02 returned 1.73 g/t Au over 2.8 meters, at a depth starting at 102.4 meters.

The 2021 drill results align with Smooth Rock’s interpreted geological model, based on the compilation of all historical data from previous drilling and exploration programs. The information from the compilation and interpretation of the 2021 drill program greatly aided in acceleration of drilling, geological mapping and understanding of the gold mineralization at the Palmetto Project.

In May 2022, Smooth Rock began a drill program, which was designed to expand the current resource by extending the known mineralized zones laterally and at depth. Drilling targeted the high-grade feeder chutes and explored other areas of the project outside of the inferred resource area. The drill program was hampered by drill rig breakdowns, extensive technical drilling issues with ground water, loose broken ground, and the inability of the drill crew to successfully mud any of the holes in order to reach the drill holes’ targeted depths. A total of seven holes were drilled, with none of the seven holes achieving their targeted depths, two of the seven holes drilled were abandoned before hitting bedrock. Consequently, the Smooth Rock ended the drill program early with only a total drilled footage of 2,095 feet (638.5m) of a planned 5,000-7,500-foot drill program.

Highlight of the 2022 drill program included the drill hole SRV 22-09, which returned 10.98 g/t Au over 9.2 meters, from a depth of 88.4 meters, including 18.87 g/t Au over 4.6 meters, from a depth of 89.9 meters. This drill hole was drilled over 32 meters west northwest of drill hole SRV 21-01, demonstrating the continuity and flat lying nature of the gold mineralization.

Smooth Rock is planning a follow up drill program in early 2023, subject to drill contractor availability.

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

Trademarks and Patents

We have no intellectual property such as patents or trademarks and, other than the obligations under the exploration lease agreement with Tarsis Resources US Inc. and the Royalty Agreement with Smooth Rock, no royalty agreements or labor contracts.

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

Employees

At the present time, we do not have any employees other than our sole officer who devotes his time as needed to our business and expects to continue devoting approximately 10 hours per week in 2023.

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

We own passive interests in mining properties, and it is difficult if not impossible for us to ensure properties are developed or operated in our best interest

Aside from properties controlled within our exploration project accelerator, we are not and will not be directly involved in the exploration, development and production of minerals from, or the continued operation of, the mineral projects underlying royalties, streams and similar interests that are or may be held by us. The exploration, development and operation of such properties is determined and carried out by third party owners and operators and any revenue that may be derived from our asset portfolio will be based on any production by such owners and operators. Third party owners and operators will generally have the power to determine the manner in which the properties are exploited, including decisions regarding feasibility, exploration and development of such properties or decisions to commence, continue or reduce, or suspend or discontinue production from a property.

The interests of third-party owners and operators and our interests may not always be aligned. As an example, it will usually be in our interest to advance development and production on properties as rapidly as possible, in order to maximize near-term cash flow, while third party owners and operators may take a more cautious approach to development, as they are exposed to risk on the cost of exploration, development and operations. Likewise, it may be in the interest of owners and operators to invest in the development of, and emphasize production from, projects or areas of a project that are not subject to royalties, streams or similar interests that are or may be held by us.

Our inability to control or influence the exploration, development or operations for the properties in which we hold or may hold royalties, streams and similar interests may have a material adverse effect on our business, results of operations and financial condition. In addition, the owners or operators may take action contrary to our policies or objectives; be unable or unwilling to fulfill their obligations under their agreements with us; or experience financial, operational or other difficulties, including insolvency, which could limit the owner or operator’s ability to advance such properties or perform its obligations under arrangements with us.

We may not be entitled to any compensation if the properties in which we hold or may hold royalties, streams and similar interests discontinue exploration, development or operations on a temporary or permanent basis.

The owners or operators of the projects in which we hold interests may, from time to time, announce transactions, including the sale or transfer of the projects or of the operator itself, over which we have little or no control. If such transactions are completed, it may result in a new operator, which may or may not explore, develop or operate the project in a similar manner to the current operator, which may have a material adverse effect on our business, results of operations and financial condition. The effect of any such transaction on us may be difficult or impossible to predict.

None of our royalty and other interests are on currently producing properties and these and any future royalty, streaming or similar interests we acquire, particularly on development stage properties, are subject to the risk that they may never achieve production.

None of the properties underlying our royalty and other interests are in production nor do they have established mineral reserves. These and any future royalty, streaming or similar interests we acquire may not achieve production or produce any revenues. While the discovery of gold deposits may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenditures may be required to locate and establish mineral reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. It is impossible to ensure that exploration or development programs planned by the owners or operators of the properties underlying royalties, streams and similar interests that are or may be held by us will result in profitable commercial mining operations. Whether a mineral deposit will be commercially viable depends on several factors, including cash costs associated with extraction and processing; the particular attributes of the deposit, such as size, grade and proximity to infrastructure; mineral prices, which are highly cyclical; government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use and environmental protection; and political stability. The exact effect of these factors cannot be accurately predicted but the combination of these factors may result in one or more of the properties underlying our current or future interests not receiving an adequate return on invested capital. Accordingly, there can be no assurance the properties underlying our current or future interests will be brought into a state of commercial production.

The failure of any of the properties underlying our interests to achieve production on schedule or at all would have a material adverse effect on our asset carrying values or the other benefits we expect to realize from our royalties and other interests or the acquisition of royalty interests, and potentially our business, results of operations, cash flows and financial condition.

We have limited or no access to data or the operations underlying our existing or future royalty and other interests

We are not, and will not be, the owner or operator of any such properties underlying our existing or future royalties, streams and similar interests and have no input in the exploration, development or operation of such properties. Consequently, we have limited or no access to related exploration, development or operational data or to the properties themselves. This could affect our ability to assess the value of such interest. This could also result in delays in cash flow from that anticipated by us, based on the stage of development of the properties underlying our existing or future royalties and similar interests. Our entitlement to payments in relation to such interests may be calculated by the royalty payors in a manner different from our projections and we may not have rights of audit with respect to such interests. In addition, some royalties, streams or similar interests may be subject to confidentiality arrangements that govern the disclosure of information with regard to such interests and, as a result, we may not be in a position to publicly disclose related non-public information. The limited access to data and disclosure regarding the exploration, development and production of minerals from, or the continued operation of, the properties in which we have an interest may restrict our ability to assess value, which may have a material adverse effect on our business, results of operations and financial condition. We attempt to mitigate this risk by building relationships with various owners, operators and counterparties, in order to encourage information sharing which we believe increases transparency.

We are subject to many of the risks faced by the owners and operators of our existing or future royalty and other interests

To the extent that they relate to the exploration, development and production of minerals from, or the continued operation of, the properties in which we hold or may hold royalties, streams or similar interests, we will be subject to the risk factors applicable to the owners and operators of such mines or projects.

Mineral exploration, development and production generally involves a high degree of risk. Such operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of metals, including weather related events, unusual and unexpected geology formations, seismic activity, environmental hazards and the discharge of toxic chemicals, explosions and other conditions involved in the drilling, blasting and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to property, injury or loss of life, environmental damage, work stoppages, delays in exploration, development and production, increased production costs and possible legal liability. Any of these hazards and risks and other acts of God could shut down such activities temporarily or permanently. Mineral exploration, development and production is subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas, which may result in environmental pollution and consequent liability for the owners or operators thereof. The exploration for, and development, mining and processing of, mineral deposits involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate.

We may fund future acquisitions or other material transactions with equity or debt financings which could increase our debt service, further leverage our assets and/or result in dilution to existing shareholders

In the ordinary course of business, we engage in a continual review of opportunities to acquire royalties, streams or similar interests, to establish new royalties, streams or similar interests on operating mines, to create new royalties, streams or similar interests through financing mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial, legal and other confidential information, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes. We may consider obtaining debt commitments for acquisition financing. In the event that we choose to raise debt capital to finance any acquisition, our leverage may be increased. We also could issue common shares to fund acquisitions. Issuances of common shares could dilute existing shareholders and may reduce some or all of our per share financial measures.

Any such acquisition could be material to us. All transactions include risks associated with our ability to negotiate acceptable terms with counterparties. In addition, any such acquisition or other transaction may have other transaction-specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located, and other risks discussed in this Annual Report on Form 10-K. There can be no assurance that any acquisitions completed will ultimately benefit us.

The volatility in gold and other commodity prices may have an adverse impact on the value of our royalty interests

The value of our royalty interests and the potential future development of the projects underlying our interests are directly related to the market price of gold and other commodity prices. Market prices may fluctuate widely and are affected by numerous factors beyond our control or that of any mining company, including metal supply, industrial and jewelry fabrication, investment demand, central banking economic policy, expectations with respect to the rate of inflation, the relative strength of the dollar and other currencies, interest rates, gold purchases, sales and loans by central banks, forward sales by metal producers, global or regional political, trade, economic or banking conditions, and a number of other factors.

Volatility in gold prices is demonstrated by its annual high and low prices over the past decade as reported by the London Bullion Market Association:

	Gold
	($/ounce)
Calendar Year	High	Low
2012 - 2013	$1,792	$1,192
2014 - 2015	$1,385	$1,049
2016 - 2017	$1,366	$1,077
2018 - 2019	$1,355	$1,178
2019 - 2020	$1,536	$1,287
2020 - 2021	$2,067	$1,472
2021 - 2022	$2,039	$1,629

Declines in market prices could cause an operator to cease or slowdown exploration and development activities, reduce, suspend or terminate production from an operating project or construction work at a development project which would negatively impact our ability to obtain revenues from our interests in the future. A price decline may result in a material and adverse effect on our business, results of operations and financial condition.

Our future growth is to a large extent dependent on our acquisition strategy and our ability to identify and negotiate the purchase of additional assets

As part of our business strategy, we will seek to purchase or otherwise acquire gold and other precious metal royalties, streams or similar interests from third party natural resource companies and others. In pursuit of such opportunities, we may fail to select appropriate acquisition targets or negotiate acceptable arrangements, including arrangements to finance acquisitions. There can be no assurance that we will be able to identify and complete any acquisition, transaction or business arrangement that we pursue on favorable terms or at all, or that any acquisition, transaction or business arrangement completed will ultimately benefit us.

If we are unable to continually identify and acquire additional assets on terms that are favorable to us, our business, results of operations and financial condition may be materially adversely affected.

Our operating results and ability to generate revenue could be adversely impacted if we experience challenges with our existing assets, including our royalty interests

Problems concerning the existence, validity, enforceability, terms or geographic extent of our royalty interests could adversely affect our business and revenues, and our interests may similarly be materially and adversely impacted by change of control, bankruptcy or the insolvency of operators.

Defects in or disputes relating to the royalty interests we hold or acquire may prevent us from realizing the anticipated benefits from these interests and could have a material adverse effect on our business, results of operations, cash flows and financial condition. Material changes could also occur that may adversely affect management’s estimate of the carrying value of our royalty interests and could result in impairment charges. While we seek to confirm the existence, validity, enforceability, terms and geographic extent of the royalty interests we acquire, there can be no assurance that disputes or other problems concerning these and other matters or other problems will not arise. Confirming these matters is complex and is subject to the application of the laws of each jurisdiction to the particular circumstances of each parcel of mining property and to the agreement reflecting the royalty interest. Similarly, in many jurisdictions, royalty interests are contractual in nature, rather than interests in land, and therefore may be subject to risks resulting from change of control, bankruptcy or insolvency of operators, and our royalty interests could be materially restricted or set aside through judicial or administrative proceedings. We often do not have the protection of security interests that could help us recover all or part of our investment in a royalty interest in the event of an operator’s bankruptcy or insolvency.

Operators may interpret our existing or future royalty or other interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights.

Royalty interests are generally subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing our existing or future royalty or other interests may interpret our interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights. We may or may not be successful in enforcing our contractual rights, and our revenues relating to any challenged royalty interests may be delayed, curtailed or eliminated during the pendency of any such dispute or in the event our position is not upheld, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise challenging, among other things, methods for calculating the royalty interest, various rights of the operator or third parties in or to the royalty interest or the underlying property, the obligations of a current or former operator to make payments on royalty interests, and various defects or ambiguities in the agreement governing a royalty interest.

We depend on the services of our Chief Executive Officer, management and other key employees and the loss of any key employee coupled with an inability to replace the key employee could harm our operating results

We believe that our success depends on the continued service of our key executive management personnel. We are entirely dependent on the efforts of Jeffrey Cocks, our president, CEO, CFO, and director, and our new directors, Mr. Day and Mr. List. The loss of services of key members of management or other key employees could disrupt the conduct of our business and jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalty interests is limited and there is competition for such persons. Recruiting and retaining qualified executive management and other key employees is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Certain of our directors and officers also serve as directors and officers of other companies in the mining sector, which may cause them to have conflicts of interest

Certain of our directors and officers also serve as directors and officers of, or have significant shareholdings in, other companies involved in natural resources investment, exploration, development and production and, to the extent that such other companies may engage in transactions or participate in the same ventures in which we participate, or in transactions or ventures in which we may seek to participate, they may have a conflict of interest in negotiating and concluding terms with respect to such participation. In cases where our directors and officers have an interest in other companies, such other companies may also compete with us for the acquisition of royalties, streams or similar interests. Such potential conflicts of interests of our directors and officers may have a material adverse effect on our business, results of operations and financial condition.

Our limited operating history makes our business prospects extremely speculative

Nevada Canyon is an exploration company and has no history of operations, mining or refining mineral products. As such, we are subject to many risks common to such enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues. There is no assurance that we will be successful in achieving a return on an investment for investors in the Common Shares and Nevada Canyon’s likelihood of success must be considered in light of its early stage of operations.

There can be no assurance that our properties or any property we may obtain in the future will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings. Advancing projects from the exploration stage into development and commercial production requires significant capital and time and will be subject to the successful completion of further technical studies, permitting requirements and the construction of mines, processing plants, roads and related works and infrastructure. We will continue to incur losses until mining-related operations successfully reach commercial production levels and generate sufficient revenue to fund continuing operations.

We will likely need additional capital in order to finance our business plans and there is no guarantee we will have access to that capital on favorable terms, or at all

Part of our business plan is to focus on exploring for minerals and we intend to use our working capital to carry out such exploration. Other than the current cash, and our investment in WRR shares, we have no secured source of financing, including, but not limited to, operating cash flow and no assurance that acceptable additional funding will be available to it for the further exploration and development of our projects. We have incurred net losses in the past and likely will incur losses in the future and will continue to incur losses until and unless we can derive sufficient revenues from our mineral projects. These conditions, including other factors described herein, create a material uncertainty regarding our ability to continue as a going concern.

It is likely that the development and exploration of our assets will require substantial additional financing. Further exploration and development of or assets and/or other properties acquired by us may be dependent upon our ability to obtain acceptable financing through equity or debt, and there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be acceptable. Failure to obtain such additional financing could result in the delay or indefinite postponement of further exploration and development of our projects and we may become unable to carry out our business objectives.

We currently rely on only a limited number of properties and our inability to increase and diversify our assets could harm our operating results

Our material property interests consist of the Loman Property, the Swales Property and the Agai Pah Silver Property all of which are located in Nevada and the Belshazzar Property which is located in Idaho. As a result, unless we acquire additional property interests and diversify our asset base, any adverse developments affecting these properties would have a material adverse effect upon us and would materially and adversely affect the potential mineral resource production, profitability, financial performance and results of our operations. While we may seek to acquire additional mineral properties in accordance with our business objectives, there can be no assurance that we will be able to identify suitable additional mineral properties or, if we do identify suitable properties, that we will have sufficient financial resources to acquire such properties or that such properties will be available on terms acceptable to us or at all and that we will be able to successfully develop such properties and bring such properties into commercial production.

The properties in which we hold interests are all in the early stages of exploration and development and, as such, they may never produce sufficient income to be profitable to us

We are a junior exploration company focused primarily on the acquisition, exploration and development of mineral properties located in Nevada. Our properties have no established mineral reserves due to the early stage of exploration at this time. Any reference to potential quantities and/or grade is conceptual in nature, as there has been insufficient exploration to define any mineral resource and it is uncertain if further exploration will result in the determination of any mineral resource. Quantities and/or grade described in this Annual Report should not be interpreted as assurances of a potential resource or reserve, or of potential future mine life or of the profitability of future operations.

The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time. Few properties that are explored are ultimately developed into producing mines and there is no assurance that any of our projects can be mined profitably. Substantial expenditures are required to establish mineral resources and reserves through drilling, to develop metallurgical processes to extract the metal from the ore and in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. It is impossible to ensure that our current exploration and development programs will result in profitable commercial mining operations. Our profitability will be, in part, directly related to the cost and success of its exploration and development programs, which may be affected by a number of factors. Substantial expenditures are required to establish mineral resources and reserves that are sufficient to support commercial mining operations and to construct, complete and install mining and processing facilities on those properties that are actually developed.

No assurance can be given that any particular level of recovery of minerals will be realized or that any potential quantities and/or grade will ever qualify as a mineral resource or reserve, or that any such mineral resource or reserve will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited.

Where expenditures on a property have not led to the discovery of mineral resources or reserves, incurred expenditures will generally not be recoverable.

LAND TITLE AND ROYALTY RISKS

There are many uncertainties, including, but not limited to, title matters; as a result, any defects in title could cause us to lose certain rights in the properties we own

There are uncertainties as to title matters in the mining industry. Any defects in title could cause us to lose rights in our mineral properties and jeopardize our business operations. Our mineral property interests currently consist of unpatented mining claims located on lands administered by the United States’ Department of Interior’s Bureau of Land Management (the “BLM”), Nevada State Office to which we only have possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively the ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, proper and timely payment of annual BLM claim maintenance fees, the existence and terms of royalties, and possible conflicts with other claims not determinable from descriptions of record.

The present status of our unpatented mining claims located on public lands allows us the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. We are also allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. Prior to 1993, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim, and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, had the right to prosecute a patent application to secure fee title to the mining claim from the federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1993, through federal legislation restricting the BLM from accepting any new mineral patent applications. If we do not obtain fee title to our unpatented mining claims, there can be no assurance that we will be able to obtain compensation in connection with the forfeiture of such claims.

Pending federal legislation may materially curtail or in some cases eliminate certain rights we have in our assets

In recent years, members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the General Mining Act of 1872, a United States federal law that authorizes and governs prospecting and mining for economic minerals, such as gold, platinum, and silver, on federal public lands. Such bills have proposed, among other things, to either eliminate the right to a mineral patent, impose a federal royalty on production from unpatented mining claims, render certain federal lands unavailable for the location of unpatented mining claims, afford greater public involvement in the mine permitting process, provide for citizen suits, and impose new and stringent environmental operating standards and mined land reclamation requirements in addition to those already in effect. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Currently, all of our mining claims are on unpatented claims. Although we cannot predict what legislative changes might occur, the enactment of these proposed bills could adversely affect the potential for development of our mining claims, the economics of any mines that we bring into operation on federal unpatented mining claims, and as a result, adversely affect our financial performance.

Challenges to our mineral property interests may have adverse effects on assets including, but not limited to, a reduction in our interest, diverting valuable resources and management time, and a requirement that we compensate other persons

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or to reduce our interest in the affected property. Furthermore, in any such case, the investigation and resolution of these issues would divert our management’s time from ongoing exploration and development programs. Title insurance generally is not available for mining claims in the U.S. and our ability to ensure that we have obtained secure claim to individual mineral properties may be limited. We may be subject to prior unregistered liens, agreements, transfers or claims, including native land claims and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate the properties as permitted or to enforce our rights with respect to our properties. The failure to comply with all applicable laws and regulations, including a failure to pay taxes or annual BLM claim maintenance fees may invalidate title to portions of our properties. We may incur significant costs related to defending the title to our properties. A successful claim contesting title to a property may cause us to compensate other persons, or to reduce our interest in the affected property or to lose our rights to explore and, if warranted, develop that property. This could result in us not being compensated for our prior expenditures relating to the property. Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration and, if warranted, development programs.

We could face expensive and time consuming challenges related to defects in title

The ownership and validity or title of unpatented mining claims and concessions can at times be uncertain and may be contested. We also may not have, or may not be able to obtain, all necessary surface rights to develop a property. We have taken reasonable measures, in accordance with industry standards for properties at the same stage of exploration as that of our properties, to ensure proper title to our properties. However, there is no guarantee that title to any of our properties will not be challenged or impugned.

Interpretations of royalty agreements and unfulfilled contractual obligations of certain third parties that we rely on could force us to take legal action that would be expensive and time consuming

Royalty interests in our properties, and any other royalty interests in respect of our properties which may come into existence, may be subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing the royalty interests in Nevada, or other royalty interests, may interpret their interests in a manner adverse to us, and we could be forced to take legal action to enforce our rights. Challenges to the terms of the royalty interests in Nevada or the existence of other royalties could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise with respect to, among other things:

●	The existence or geographic extent of the royalty interests;

●	The methods for calculating royalties;
●	Third party claims to the same royalty interest or to the property on which a royalty interest exists, or the existence of additional royalties on the same property;
●	Various rights of the operator or third parties in or to a royalty interest;
●	Production and other thresholds and caps applicable to payments of royalty interests;
●	The obligation of an operator to make payments on royalty interests;
●	Various defects or ambiguities in the agreement governing a royalty interest; and
●	Disputes over the interpretation of buy-back rights.

Breaches of contracts with third parties could result in expensive litigation

Parties to contracts do not always honor contractual terms and contracts themselves may be subject to interpretation or technical defects. Accordingly, there may be instances where we would be forced to take legal action to enforce our contractual rights. Such litigation may be time consuming and costly and there is no guarantee of success. Any pending proceedings or actions or any decisions determined adversely to us may have a material and adverse effect on our results of operations, financial condition.

Our exploration operations are highly regulated and our inability to comply with certain regulations would have a material adverse effect on our operations.

Our exploration operations are subject to government legislation, policies and controls relating to prospecting, development, production, environmental protection, including plant and animal species, and more specifically including the greater sage-grouse, mining taxes and labor standards. In order for us to carry out our activities, various licenses and permits must be obtained and kept current. There is no guarantee that the Company’s licenses and permits will be granted, or that once granted will be maintained and extended. In addition, the terms and conditions of such licenses or permits could be changed and there can be no assurances that any application to renew any existing licenses will be approved. There can be no assurance that all permits that we require will be obtainable on reasonable terms, or at all. Delays or a failure to obtain such permits, or a failure to comply with the terms of any such permits that we have obtained, could have a material adverse impact on us We may be required to contribute to the cost of providing the required infrastructure to facilitate the development of our properties and will also have to obtain and comply with permits and licenses that may contain specific conditions concerning operating procedures, water use, waste disposal, spills, environmental studies, abandonment and restoration plans and financial assurances. There can be no assurance that we will be able to comply with any such conditions and non-compliance with such conditions may result in the loss of certain of our permits and licenses on properties, which may have a material adverse effect on us. Future taxation of mining operators, and the timing thereof, cannot be predicted with certainty so planning must be undertaken using present conditions and best estimates of any potential future changes. There is no certainty that such planning will be effective to mitigate adverse consequences of future taxation on us.

The volatility of the global financial markets may have a negative effect on our ability to raise money which could harm our operating results.

Recent global financial conditions have been characterized by increased volatility and access to public financing, particularly for junior mineral exploration companies, has been negatively impacted. These conditions, which include potential disruptions due to a U.S. Government shutdown, may affect our ability to obtain equity or debt financing in the future on terms favorable to us or at all.

Market events and conditions, including the disruptions in the international credit markets and other financial systems, in China, Japan and Europe, along with political instability in the Middle East and Russia and falling currency prices expressed in United States dollars have resulted in commodity prices remaining volatile. These conditions have also caused a loss of confidence in global credit markets, excluding the United States, resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, tighter regulations, less liquidity, widening credit spreads, less price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by governments, concerns about the general condition of the capital markets, financial instruments, banks and investment banks, insurers and other financial institutions caused the broader credit markets to be volatile and interest rates to remain at historical lows. These events are illustrative of the effect that events beyond the Company’s control may have on commodity prices. Access to public financing has been negatively impacted by sovereign debt concerns in Europe and emerging markets, as well as concerns over global growth rates and conditions. If such conditions continue, our operations could be negatively impacted.

Global financial conditions could suddenly and rapidly destabilize in response to future events, as government authorities may have limited resources to respond to future crises. Future crises may be precipitated by any number of causes, including natural disasters, pandemics (including the COVID-19 pandemic), geopolitical instability, changes to energy prices or sovereign defaults.

Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or make other suitable financing arrangements. Increased levels of volatility and market turmoil can adversely impact our operations and the value and the price of the Common Stock of the Company could be adversely affected.

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

Many of our assumptions regarding our operating results are based on mineral resource estimates by third parties; if those estimates are materially inaccurate for any reason, our actual operating results could also be materially effected.

Mineral resource estimates will be based upon geological data supplied by our personnel, confirmed and calculated by independent qualified persons (geologists and engineers). These estimates are inherently subject to uncertainty and are based on geological interpretations and inferences drawn from drilling results and sampling analyses and may require revision based on further exploration or development work. The estimation of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues. As a result of the foregoing, there may be material differences between actual and estimated mineral reserves, which may impact the viability of our projects and have a material impact on us.

The grade of mineralization which may ultimately be mined may differ from the indicated by drilling results and such differences could be material. The quantity and resulting valuation of mineral reserves and mineral resources may also vary depending on, among other things, mineral prices (which may render mineral reserves and mineral resources uneconomic), cut-off grades applied and estimates of future operating costs (which may be inaccurate). Production can be affected by such factors as permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Any material change in quantity of mineral resources, mineral reserves, grade, or stripping ratio may also affect the economic viability of any project undertaken by us. In addition, there can be no assurance that mineral recoveries in small scale, and/or pilot laboratory tests will be duplicated in a larger scale test under on-site conditions or during production. To the extent that we are unable to mine and produce as expected and estimated, our business may be materially and adversely affected.

There is no certainty that any of the mineral resources identified on any of our properties will be realized, that any mineral resources will ever be upgraded to mineral reserves, that any anticipated level of recovery of minerals will in fact be realized, or that an identified mineral reserve or mineral resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. Until a deposit is actually mined and processed, the quantity of mineral resources and mineral reserves and grades must be considered as estimates only, and investors are cautioned that we may ultimately never realize production on any of its properties.

We may not be able to obtain adequate insurance coverage, or coverage at all, in order to insure us against the risks of our operations; any uninsured or underinsured losses could have a negative impact on our operating results.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment, natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to mineral properties or production facilities, personal injury or death, environmental damage to our properties or the properties of others, delays in the ability to undertake exploration, monetary losses and possible legal liability.

We do not currently have insurance and currently do not have any plans to obtain insurance. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration, is generally not available to us or to other companies within the mining industry. In addition, we do not carry business interruption insurance relating to our mineral claims. Accordingly, delays in returning to any future exploration could produce severe near-term impact on our business. Any losses from these events may result in significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

In conducting our operations, we are required to comply with certain health and safety rules which can be expensive and time consuming.

Our operations are subject to various health and safety laws and regulations that impose various duties on the Company in respect of its operations, relating to, among other things, worker safety and the surrounding communities. These laws and regulations also grant the relevant authorities broad powers to, among other things, close unsafe operations and order corrective action relating to health and safety matters. The costs associated with the compliance with such health and safety laws and regulations may be substantial and any amendments to such laws and regulations, or more stringent implementation thereof, could cause additional expenditure or impose restrictions on, or suspensions of, our operations. We expect to make significant expenditures to comply with the extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine development and protection of endangered and other special status species, and, to the extent reasonably practicable, to create social and economic benefit in the surrounding communities near our mineral properties, but there can be no guarantee that these expenditures will ensure our compliance with applicable laws and regulations and any non-compliance may have a material and adverse effect on us.

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

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate, certain of which are set forth below. Environmental legislation is evolving in a manner which may result in stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. The costs associated with compliance with such laws and regulations are substantial. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future laws, regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

U.S. Federal Laws: CERCLA, and comparable state statutes, impose strict, joint and several liabilities on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, for reimbursement for government-incurred cleanup costs, or for natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. RCRA, and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

CAA, as amended restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

NEPA requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuances of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an EIS. The United States Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the Environmental Impact Statement (“EIS”) and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in the issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water from mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill materials in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

SDWA and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada Laws: At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires mine operators to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Our industry is highly competitive and we will be at a competitive disadvantage for assets and financial resources relative to larger, better funded companies in the same space.

The mining industry is highly competitive in all of its phases, both domestically and internationally. Our ability to acquire properties and develop mineral resources and reserves in the future will depend not only on our ability to develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for mineral exploration, of which there is a limited supply. We may be at a competitive disadvantage in acquiring additional mining properties because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than us. We may also encounter competition from other mining companies in our efforts to hire experienced mining professionals. Competition could adversely affect our ability to attract necessary funding or acquire suitable producing properties or prospects for mineral exploration in the future. Competition for services and equipment could result in delays if such services or equipment cannot be obtained in a timely manner due to inadequate availability and could also cause scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment. Any of the foregoing effects of competition could materially increase project development, exploration or construction costs, result in project delays and generally and adversely affect us and our business and prospects.

The price of our Common Stock depends on many factors that could materially change or fluctuate resulting in volatility and unpredictability.

The market price of the Common Stock could be subject to significant fluctuations due to various factors and events, including any regulatory or economic changes affecting the Company’s operations, variations in the Company’s operating results, developments in the Company’s business or its competitors, or changes in market sentiment towards the Common Stock. Investors should be aware that the value of the Common Stock may be volatile and investors may, on disposing of the Common Stock, realize less than their original investment or may lose their entire investment.

The Company’s operating results and prospects from time to time may be below the expectations of market analysts and investors. In addition, stock markets from time to time suffer significant price and volume fluctuations that affect the market price of the securities listed thereon and which may be unrelated to the Company’s operating performance. These factors include macroeconomic developments and political environments in North America and globally and market perceptions of the attractiveness of particular industries. As at the date hereof, there remains a significant amount of uncertainty and economic disruption caused by COVID-19 that has increased market and share price volatility and had a catastrophic impact on access to capital and liquidity. Any of these events could result in a decline in the market price of the Common Stock. The Common Stock may, therefore, not be suitable as a short-term investment. In addition, the market price of the Common Stock may not reflect the underlying value of the Company’s net assets. The price at which the Common Stock will be traded and the price at which investors may realize their shares will be influenced by a large number of factors, some specific to the Company and its proposed operations, and some which may affect the business sectors in which the Company operate, including the pervasive and ongoing impact of COVID-19. Such factors could also include the performance of the Company’s operations, variations in operating results, announcements by the Company (i.e. disappointing results of exploratory drilling, the incurrence of environmental liabilities or other material developments), announcements of material developments by the Company’s competitors, involvement in litigation, large purchases or sales of the Common Stock, liquidity or the absence of liquidity in the Common Stock, limited trading volume, the prices of gold and other precious metals, legislative or regulatory changes relating to the business of the Company, the Company’s ability to raise additional funds, other material events and general financial market and economic conditions. In the event that the occurrence of any of these events causes the price of the Common Stock to decrease, investors may be forced to sell their shares at a loss.

The failure of our current or future strategic partners and joint venture partners to meet their obligations could have a material adverse effect on our operating results.

We may in the future enter into partnerships, option agreements and/or joint ventures as a means of acquiring additional property interests or to fully exploit the exploration and production potential of its assets. The failure of any partner to meet its obligations to us or other third parties, or any disputes with respect to third parties’ respective rights and obligations, could have a material adverse effect on our rights under such agreements. We may also be unable to exert direct influence over strategic decisions made in respect of properties that are subject to the terms of these agreements, which may have a materially adverse impact on the strategic value of the underlying mineral claims. Furthermore, in the event we are unable to meet our obligations or share of costs incurred under agreements to which it is a party, the Company may have its property interests subject to such agreements reduced as a result or face the termination of such agreements.

We sell additional equity and/or issue additional equity in order to acquire additional assets; any issuance of equity could result in significant dilution to our existing shareholders.

We believe that we are adequately financed to carry out our exploration and development plans for the next 12-month period. However, financing the development of a mining operation through to production, should feasibility studies show it is recommended, would be expensive and we would require additional capital to fund development and exploration programs and potential acquisitions. We cannot predict the size of future issuances of Common Stock or the issuance of debt instruments or other securities convertible into Common Stock in connection with any such financing. Likewise, we cannot predict the effect, if any, that future issuances and sales of our securities will have on the market price of its Common Stock. If we raise additional funds by issuing additional equity securities, such financing may substantially dilute the interests of existing shareholders. Sales of a substantial number of shares of Common Stock, or the availability of such Common Stock for sale, could adversely affect prevailing market prices for our securities and a securityholder’s interest in us.

Because the climate has an effect on our operations and the ability for our assets, present or future, to maximize their potential, the impact of climate change and expensive regulations related to climate change could have a material adverse effect on our operations.

Climate change could have an adverse impact on our operations. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which it operates. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of development or production on Nevada Canyon’s mines and adversely affect the financial performance of its operations.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have material adverse effect on our business. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate and its potential impacts. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect its financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in the natural resources industry could harm our reputation.

Through no fault of our own, we could be involved in expensive and time consuming litigation that could have a material adverse effect on our operations.

We may become involved in disputes with other parties in the future which may result in litigation. The results of litigation cannot be predicted with certainty. If we are unable to resolve these disputes favorably, it may have a material adverse impact on the ability to carry out our business plan.

Influence of third-party stakeholders

Some of the lands in which we hold an interest, or the exploration equipment and roads or other means of access in which we intend to utilize in carrying out our work programs or general business mandates, may be subject to interests or claims by third party individuals, groups or companies. In the event that such third parties assert any claims, our work programs may be delayed even if such claims are not meritorious. Such delays may result in significant financial loss and loss of opportunity for us.

Expense and time consuming internal financial controls may or may not be effective in ensuring that transactions are authorized and properly recorded and reported; any inadvertent failure of our internal financial controls could result in undue time, resources and expense that could harm our operating results.

Internal controls over financial reporting are procedures designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance with respect to the reliability of financial reporting and financial statement preparation. Though we intend to put into place a system of internal controls appropriate for its size, and reflective of its level of operations, there are limited internal controls currently in place. We have a very limited history of operations and has not made any assessment as to the effectiveness of its internal controls. If we identify material weakness in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange on which the securities are listed, the Commission, or other regulatory authorities, which could require additional financial and management resources.

Risks Relating to our Common Stock

An active market in which investors can resell their Common Stock may not develop which could adversely affect an investor’s ability to sell their Common Stock.

We cannot predict the extent to which an active market for our Common Stock will develop or be sustained, or how the development of such a market might affect the market price of our Common Stock. Even if a trading market develops, investors may not be able to resell their Common Stock at or above the initial acquisition price. Investors are cautioned that if an active market for our Common Stock does not arise, investors may not be able to resell their Common Stock or may be forced to do so at a loss.

The market price of our Common Stock will likely be volatile as significant price fluctuations are common in what the Securities and Exchange Commission deems is a “penny stock.”

The trading price of the stock and the price at which we may sell stock in the future are subject to fluctuations in response to any of the following:

●	Limited trading volume in the Common Stock;
●	Quarterly variations in operating results;
●	Involvement in litigation;
●	General financial market conditions;
●	The prices of gold and other precious metals;

●	Announcements by us of, for example, disappointing results of exploratory drilling, the incurrence of environmental liabilities or other material developments;
●	Announcements by us of, for example, disappointing results of exploratory drilling, the incurrence of environmental liabilities or other material developments;
●	Announcements of material developments by our competitors;
●	Our ability to raise additional funds;
●	Changes in government regulations; and
●	Other material events.

In the event that the occurrence of any of these events causes the price of our Common Stock to decrease, investors may be forced to sell their shares at a loss.

Currently authorized and future issuances of Preferred Stock, which rank senior to our Common Stock for the purposes of dividends and liquidating distributions will, and any future issuances of debt securities, which would rank senior to our Common Stock upon our bankruptcy or liquidation may, adversely affect the level of return you may be able to achieve from an investment in our Common Stock.

Currently Authorized Preferred Stock may have preference on bankruptcy over the Common Stock and holders of potentially future issued Preferred Stock are entitled to receive from the assets of the Company in priority to the holders of Common Stock on a liquidation, dissolution, winding up or other distribution of assets of the Company. In the future, we may attempt to increase our capital resources by offering debt securities or additional Preferred Stock. Upon a potential bankruptcy or liquidation, holders of our debt securities or Preferred Stock, and lenders with respect to other borrowings we may make, may receive distributions of our available assets prior to any distributions being made to holders of our Common Stock. Because our decision to issue debt securities or Preferred Stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our Common Stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our Common Stock, upon bankruptcy or otherwise.

Our Common Stock is subject to penny stock rules making it more difficult to trade our Common Stock, all of which would adversely affect the value of the Common Stock.

The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny Stocks are generally equity securities with a price per share of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any such transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore shareholders may have difficulty selling their Common Stock.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending and investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell our Common Stock.

Our management has broad discretion as to the use of certain of the net proceeds generated from our equity financing, which means that investors will need to rely on the judgment of our management regarding the use of proceeds.

Our management has broad discretion in the application of the net proceeds designated to fund our capital expenditures on existing mineral properties, acquire additional acreage leaseholds, acquire additional producing properties and associated leaseholds, or for general corporate purposes, which are subject to change in the future, and which may change in response to the proceeds raised pursuant to the Purchase Rights or exercise of the Warrants, if any. Accordingly, you will have to rely upon the judgment of our management with respect to the use of these proceeds. Our management may spend a portion or all of the net proceeds from any equity financing in ways that holders of our Common Stock may not desire or that may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may also invest the net proceeds from this Offering in a manner that does not produce income or that loses value.

We are a reporting issuer under the Exchange Act and we are considered a smaller reporting company and are exempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

● Had a public float of less than US$250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

● In the case of initial registration statement under the Securities Act, or the Exchange Act, for shares of its common equity, had a public float of less than US$250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

● In the case of an issuer whose public float as calculated under the foregoing paragraphs of this definition was zero or less than $700 million, had annual revenues of less than US$100 million during the most recently completed fiscal year for which audited financial statements are available

We believe that we are a smaller reporting company, and as such that we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies. These “scaled” disclosure requirements make our Common Stock less attractive to potential investors, which could make it more difficult for our shareholders to sell their Units.

We are taxed as a corporation for U.S. federal income tax purposes which means we will be subject to a material amount of entity-level taxation which would reduce and/or eliminate cash that otherwise may be used to make dividends.

We will pay U.S. federal income tax on our tax income at the corporate tax rate, which is currently a maximum of 21%, and will pay state and local income tax at varying rates, including the Nevada Net Proceeds Tax. Distributions will generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits will flow through to you. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of state budget deficits and other reasons, several states are evaluating ways to subject corporations to additional forms of taxation. We will be subject to a material amount of entity-level taxation, which will result in a material reduction in the anticipated cash flow and after-tax return to our shareholders.

A non-US holder of our Common Stock, Warrants, or Warrant Shares will be treated as having income that is “effectively connected” with a United States trade or business upon the sale or disposition of our Common Stock, Warrants, or Warrant Shares unless (i) our Common Stock is regularly traded on an established securities market and (ii) the non-U.S. holder did not meet certain ownership thresholds during the applicable testing period.

A non-US holder of our Common Stock, Warrants, or Warrant Shares generally will incur U.S. Federal income tax on any gain realized upon a sale or other disposition of our Common Stock to the extent our Common Stock constitutes a “United States real property interest” (“USRPI”), under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). A USRPI includes stock in a “United States real property holding corporation.” We are and expect to continue to be for the foreseeable future, a “United States real property holding corporation.”

Under FIRPTA, a non-U.S. holder is taxed on any gain realized upon a sale or other disposition of a USRPI as if such gain were “effectively connected” with a United States trade or business of the non-U.S. holder. A non-U.S. holder thus will be taxed on such a gain at the same graduated rates generally applicable to U.S. persons. In addition, a non-U.S. holder would have to file a U.S. federal income tax return reporting that gain. A non-U.S. holder that is a foreign corporation and not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such gain.

However, if our Common Stock and Warrant Shares are regularly traded on an established securities market (the “Regularly Traded Exception”), then gains realized upon a sale or other disposition of our Common Stock or Warrant Shares will not be treated as gains from the sale of a USRPI, as long as the non-U.S. holder did not own: (i) more than 5% of our Common Stock at any time during the five-year period preceding the sale or other disposition or, if shorter, the non-U.S. holder’s holding period for its Common Stock; (ii) Warrants with a fair market value on the date acquired by such holder greater than the fair market value on that date of 5% of our Common Stock; or (iii) aggregate equity securities of the Company with a fair market value on the date acquired in excess of 5% of the fair market value of the Common Stock on such date. Our Common Stock currently trades on the OTC Pinks. At this time, it is uncertain whether our Common Stock will continue to be considered as being regularly traded on an established securities market in the U.S. Accordingly, we can provide no assurances that the Common Stock, Warrants or Warrant Shares will meet the Regularly Traded Exception at the time a non-U.S. holder purchases such securities or sells, exchanges, or otherwise disposes of such securities. In the event that our Common Stock or Warrant Shares do not meet the Regularly Traded Exception, then gains recognized by a non-U.S. holder upon a sale or other disposition of our Common Stock or Warrant Shares will be subject to tax under FIRPTA unless an exemption applies. Since the Warrants are not expected to be listed on a securities market, the Warrants are unlikely to qualify for the Regularly Traded Exception. The foregoing summary is qualified in its entirety by the discussion contained herein under the heading “Material U.S. Federal Income Tax Considerations for U.S. Holders and Non-U.S. Holders.”

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited which would effect our ability to take full advantage of the tax benefits of carryforwards.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may in the future experience, an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code may occur in the foreseeable future, or whether there have been due to the costs and complexities associated with such a study. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes.

The tax treatment of corporations or an investment in our Common Stock, Warrants or Warrants Shares could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of corporations, including us, or an investment in our Common Stock, Warrants and Warrant Shares may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress and the President propose and consider substantive changes to the existing U.S. federal income tax laws that affect corporations. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet our cash flow needs for operations, acquisitions or other purposes. We are unable to predict whether any of these changes or other proposals will be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our Common Stock, Warrants or Warrant Shares.

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

High & Low Bids

Period ended	High	Low
December 31, 2022	$0.651	$0.35
September 30, 202	$0.67	$0.60
June 30, 2022	$0.80	$0.51
March 31, 2022	$1.05	$0.51
December 31, 2021	$0.98	$0.3531
September 30, 2021	$0.90	$0.32
June 30, 2021	$0.81	$0.345
March 31, 2021	$0.51	$0.13

Common Stock Currently Outstanding

As of March 27, 2023, we had 11,077,394 shares of our common stock outstanding.

Holders

As of the date of this Annual Report on Form 10-K, we had 49 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 7, 2022, the Company issued a total of 2,392,301 shares of its common stock at $0.375 per share on conversion of the notes payable the Company issued to its debt holders as part of its $1,000,000 financing the Company announced on September 13, 2021. The Shares were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act, as the note holders confirmed their qualification as “accredited investors” as that term is defined under Regulation D of the United States Securities Act of 1933, as amended (the “Act”).

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

Results of Operation

	Years ended December 31,		Changes between
	2022	2021	the periods
Operating expenses
Exploration expenses	$20,758	$15,482	$5,276
General and administrative expenses	164,927	60,582	104,345
Professional fees	99,249	40,220	59,029
Director compensation	988,471	-	988,471
Transfer agent and filing fees	14,521	10,849	3,672
Total operating expenses	(1,287,926)	(127,133)	1,160,793
Other items
Accrued interest expense	(10,812)	(4,936)	5,876
Accretion expense	(719,462)	(94,404)	625,058
Fair value gain on equity investments	241,513	(474,287)	715,800
Realized gain on investments	211,530	315	211,215
Foreign exchange gain/(loss)	(978)	7,119	8,097
Interest income	10,080	755	9,325
Net loss	$(1,556,055)	$(692,571)	$863,484

Revenues

Due to the exploration rather than the production nature of our business, we did not have any revenue associated with our business activities; furthermore, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses

Our operating expenses increased by $1,160,793, or 913%, to $1,287,926 for the year ended December 31, 2022, compared to $127,133 we incurred for the year ended December 31, 2021. This change was associated with $988,471 in director compensation we recorded on the par-value shares that we sold to our three directors on December 30, 2021, and was further increased by $59,029 change in our professional fees from $40,220 we incurred during the year ended December 31, 2021, to $99,249 we incurred during the year ended December 31, 2022. The increase in professional fees was mainly associated with $51,725 we incurred on account of Rangeland Carbon Credit Royalties Streaming Opportunity Analysis which was commissioned by Carbon Canyon, and which was completed in the fourth quarter of the Company’s fiscal 2022. Our general and administrative expenses increased from $60,582 we incurred during the year ended December 31, 2021, to $164,927 we incurred during the year ended December 31, 2022. This change was mostly associated with our increased investor relations and advertising activities, which during the year ended December 31, 2022, amounted to $57,648, as compared to $23,758 in the comparative period, with $50,726 we incurred in consulting fees, an increase of $19,452, as compared to $31,274 we incurred during the comparative 2021 fiscal year, and with $39,250 we incurred in fees for arranging a financing, which as of December 31, 2022, did not close, and therefore we expensed these costs during the year ended December 31, 2022. Our transfer agent and filing fees increased by $3,672 from $10,849 we incurred during the year ended December 31, 2021, to $14,521 we incurred during the year ended December 31, 2022. In addition, we incurred $20,758 in mineral exploration fees, an increase of $5,276, as compared to $15,482 we incurred in the comparative period ended December 31, 2021. These fees were associated with the annual mining claim fees we paid to the BLM.

Other Items

During the year ended December 31, 2022, we recognized $241,513 gain on fair value of equity investments (2021 – $474,287 loss). The gain resulted from revaluation of WRR Shares from CAD$0.24 per share at December 31, 2021, to CAD$0.415 per WRR Share on December 31, 2022, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $10,080 in interest revenue (2021 - $755). Since part of funds generated from the sale of equity investments are held in Canadian dollars, we incurred $978 loss associated with fluctuation of foreign exchange rates (2021 - $7,119 gain). During the year ended December 31, 2022, we recorded $211,530 gain (2021 - $315) on equity investments which was associated with the sale of 1,171,000 WRR Shares for net proceeds of $614,656 (2021 – 3,500 WRR Shares for net proceeds of $2,152). In addition, we recorded $719,462 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in September and October of 2021 (2021 - $94,404) and $10,812 in accrued interest on the convertible notes payable that have reached their maturity. During the year ended December 31, 2021 we recorded $4,936 in accrued interest expense associated with conversion of the previously non-interest-bearing advance for a total of $15,064 we owed to a third-party into a convertible promissory note for a total of $20,000.

Net Loss

At December 31, 2022, our loss increased by $863,484 from $692,571 we incurred during the year ended December 31, 2021, to $1,556,055 we incurred during the year ended December 31, 2022. This change mainly resulted from $988,471 in director compensation we recorded during the year ended December 31, 2022 (2021 - $Nil), and $719,462 accretion expense associated with the beneficial conversion discount we recognized on convertible notes payable we issued in September and October of 2021 (2021 - $94,404), which were in part offset by $241,513 gain on revaluation of our equity investments in WRR Shares, as opposed to $474,287 loss we recognized in the comparative period, and $211,530 gain we recognized on the sale of WRR Shares during the same period (2021 - $315).

Liquidity and Capital Resources

Working capital	December 31, 2022	December 31, 2021

Current assets	$1,011,847	$1,442,670
Current liabilities	1,321,994	1,791,539
Working capital deficit	$(310,147)	$(348,869)

As of December 31, 2022, we had a cash balance of $1,007,018 and a working capital deficit of $310,147 with cash flows used in operations totaling $429,919 for the year then ended. During the year ended December 31, 2022, our operations were funded with $614,656 cash we generated from the sales of our equity investments and $980,000 we raised through convertible notes payable during the year ended December 31, 2021. We used $266,119 to redeem convertible notes payable and interest accrued thereon, as some of our note holders chose not to convert the notes payable we issued to them.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended December 31, 2022. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.

To provide us with the necessary capital to accomplish our plan of operation we intend to seek additional financing in the form of equity or debt. There can be no assurance that we will be successful in our efforts to raise additional capital. If we are unable to secure additional capital through equity or debt financing, we may choose to sell all or part of our investment in WRR.

Cash Flow

	Year Ended December 31,
	2022	2021
Cash flows used in operating activities	$(429,919)	$(222,230)
Cash flows provided by/(used in) investing activities	164,656	(237,848)
Cash flows provided by/(used in) financing activities	(147,605)	980,000
Effects of foreign currency exchange on cash	(978)	7,119
Net increase/(decrease) in cash during the year	$(413,846)	$527,041

Net cash used in operating activities

Our net cash used in operating activities increased by $207,689, or 93%, to $429,919 for the year ended December 31, 2022, compared with $222,230 for the year ended December 31, 2021. During the year ended December 31, 2022, we used $408,074 to cover our cash operating costs, this amount was comprised of $1,556,055 in net loss, reduced by non-cash transactions of $1,147,981; $11,822 to decrease our accounts payable and accrued liabilities, and $27,000 to decrease amounts due to our related parties. These uses of cash were in part offset by $16,977 decrease to our prepaid expenses.

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

Adjustments to reconcile net loss to net cash used by operating activities

During the year ended December 31, 2022, we recognized $453,043 gain on revaluation of fair value of equity investments associated with WRR Shares. In addition, we recognized $978 loss on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, recorded $719,462 in accretion expense associated with the discount on the convertible notes payable we issued in September and October 2021, and accrued $10,812 in interest expense on the convertible notes that had reached their maturity. In addition, we recorded $988,471 in director compensation associated with the par-value shares we issued to our directors on December 30, 2021. We also used $118,699 cash to pay interest accrued on convertible notes payable.

During the year ended December 31, 2021, we recognized $473,972 loss on revaluation of fair value of equity investments associated with WRR Shares and WRR Warrants which resulted from the fluctuation in share prices and foreign exchange rates. Since our equity investments are held in CAD$, we recorded $7,119 gain resulting from the fluctuation of foreign exchange rates during the year. In addition, we recorded $94,404 accretion expense associated with the discount on the convertible notes payable we issued in September and October 2021, and recorded $4,936 accrued interest expense associated with conversion of the previously non-interest-bearing advance for a total of $15,064 we owed to a third-party into a convertible promissory note for a total of $20,000.

Net cash provided by/(used in) investing activities

During the year ended December 31, 2022, we generated $614,656 from the sale of 1,171,083 WRR Shares. During the same period, we used $450,000 to acquire our mineral property interests.

During the year ended December 31, 2021, we generated $2,152 from the sale of 21,000 WRR Shares. During the same period, we used $240,000 to acquire our mineral property interests.

Net cash provided by/(used in) financing activities

During the year ended December 31, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered sold on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021. During the same period, we redeemed a total of $147,420 in notes payable, which reached their maturity. In addition, we repaid $585 we owed to WRR.

During the year ended December 31, 2021, we received $980,000 on issuance of convertible notes payable due 12 months from the issuance date (the “Notes”). The Notes accrue interest at a rate of 15% per annum and are unsecured. At the option of the Note Holder, the Company may either (i) pay the interest quarterly in arrears, or (ii) allow the interest to accrue until the Maturity Date. In addition, at the Company’s sole discretion, the Company may either (i) repay the principal amount of the Notes on the Maturity Date, or (ii) commencing one month from the issue date repay 1/12 of the outstanding principal amount of the Notes in any given month until the Maturity Date. At the option of the Note Holder the Notes can be converted into the Shares of the Company at a conversion price equal to the lesser of (i) $0.375 per Share, or (ii) a 25% discount to the price per Share in a qualified public offering that occurs subsequent to the sale of the Notes and results in gross offering proceeds to the Company of at least $5,000,000.

Going Concern

At December 31, 2022, we had a working capital deficit of $310,147 and cash on hand of $1,007,018, which is sufficient enough to support our current plan of operations for the next 12-month period. Our equity investments include 511,750 WRR Shares (3,070,500 pre-roll back WRR Shares). We have been using WRR Shares and are planning to continue to use them as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

During the year ended December 31, 2022, we used $20,000 to make an initial cash payment to acquire Swales Property, $20,000 to make the first anniversary payment on Agai-Pah Property, and further $20,000 to make the first anniversary payment on Belshazzar Property. In addition, we made a $350,000 one-time cash payment to acquire 2% NSR on Palmetto Project, and paid $40,000 to extend the Olinghouse Purchase Option for an additional one-year term.

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

DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Canyon Gold Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter	How the Matter was Addressed in the Audit
Assessment of Mineral property interests for potential impairment indicators	The primary procedures we performed to address this critical audit matter included:

As described in Note 2 to the financial statements, management reviews and evaluates the net carrying value of mineral property interests for impairment upon the occurrence of events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. If deemed necessary based on this review and evaluation, management performs a test for impairment.	●	Evaluation of the Company’s identification of significant events or changes in circumstances that have occurred indicating the underlying mineral property interests may not be recoverable by performing an independent assessment.
	●	Discussion with management of future business plans for the mineral property interests

In its review and evaluation, management determined that there were no indicators that the carrying amount of mineral property interests, which has a carrying value of $720,395 as of December 31, 2022, may not be recoverable.	●	Ensuring key assumptions were consistent with evidence obtained in other areas of the audit.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada

March 27, 2023

Nevada Canyon Gold Corp.

Consolidated Balance Sheets

(Presented in US Dollars)

	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$1,007,018	$1,420,864
Prepaid expenses	4,829	21,806
	1,011,847	1,442,670

Equity investment	156,805	318,418
Mineral property interests	720,395	270,395
TOTAL ASSETS	$1,889,047	$2,031,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$844,448	$396,270
Related party advances	477,031	963,631
Notes and advances payable	515	1,100
Convertible notes payable	-	430,538
Total Liabilities	1,321,994	1,791,539

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 11,077,394 and 8,685,093 issued and outstanding as of December 31, 2022 and 2021, respectively	1,107	868
Additional paid-in capital	3,073,447	1,190,522
Retained deficit	(2,507,501)	(951,446)
	567,053	239,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,889,047	$2,031,483

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Operations

(Presented in US Dollars)

	For the year ended December 31,
	2022	2021

Operating expenses
Exploration expenses	$20,758	$15,482
General and administrative expenses	164,927	60,582
Professional fees	99,249	40,220
Director compensation	988,471	-
Transfer agent and filing fees	14,521	10,849
Total operating expenses	(1,287,926)	(127,133)

Other items
Accretion expense	(719,462)	(94,404)
Accrued interest	(10,812)	(4,936)
Fair value gain/(loss) on equity investments	241,513	(474,287)
Foreign exchange gain/(loss)	(978)	7,119
Interest income	10,080	755
Realized gain on equity investments	211,530	315
Net and comprehensive loss	$(1,556,055)	$(692,571)

Net loss per common share - basic and diluted	$(0.51)	$(0.16)
Weighted average number of common shares outstanding:
Basic and Diluted	3,034,022	4,466,682

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statement of Stockholders’ Equity

(Presented in US Dollars)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	4,455,093	$445	$526,655	$(259,053)	$268,047

Beneficial conversion of convertible notes	-	-	663,867	-	663,867
Common stock retired	(1,775,000)	(178)	-	178	-
Common stock issued	6,005,000	601	-	-	601
Net loss for the year ended December 31, 2021	-	-	-	(692,571)	(692,571)
Balance, December 31, 2021	8,685,093	868	1,190,522	(951,446)	239,944

Shares issued on conversion of convertible notes	2,392,301	239	894,454	-	894,693
Director compensation	-	-	988,471	-	988,471
Net loss for the year ended December 31, 2022	-	-	-	(1,556,055)	(1,556,055)
Balance, December 31, 2022	11,077,394	$1,107	$3,073,447	$(2,507,501)	$567,053

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Cash Flow

(Presented in US Dollars)

	For the year ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(1,556,055)	$(692,571)
Adjustment to reconcile net loss to net cash used in operating activities:
Director compensation	988,471	-
Fair value loss/(gain) on equity investments	(453,043)	473,972
Interest payments made	(118,699)	-
Accretion of convertible debt	719,462	94,404
Accrued interest	10,812	4,936
Foreign exchange loss/(gain)	978	(7,119)
Changes in operating assets and liabilities:
Accounts payable	(11,822)	22,671
Related party payable	(27,000)	(98,000)
Prepaid expenses	16,977	(20,523)
Net cashed used in operating activities	(429,919)	(222,230)

INVESTING ACTIVITIES
Sale of equity investments	614,656	2,152
Acquisition of mineral property interests	(450,000)	(240,000)
Net cash provided by (used in) investing activities	164,656	(237,848)

FINANCING ACTIVITIES
Cash received on subscription to shares	400	-
Notes and advances payable	(585)	-
Convertible notes payable	(147,420)	980,000
Net cash provided by (used in) financing activities	(147,605)	980,000

Effects of foreign currency exchange on cash	(978)	7,119

Net increase (decrease) in cash	(413,846)	527,041
Cash, at beginning	1,420,864	893,823
Cash, at end	$1,007,018	$1,420,864

Supplemental cash flow information:
Cash paid for interest	$(118,699)	$-
Cash received for interest	$5,285	$755
Cash paid for income taxes	$-	$-

Significant non-cash transactions:
Fair value gain (loss) on equity investments	$241,513	$(474,287)

The accompanying notes are an integral part of these consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2022 AND 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with GAAP, and are presented in United States dollars.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. On consolidation, all intercompany balances and transactions are eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of director compensation, impairment of its interest in mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting, except for cash flow information.

Deferred Stock Issuance Costs

The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2022 and 2021, there were no deferred offering costs recorded on the balance sheet.

Equity Offering

In September 2022, the Company filed an offering statement on Form 1-A with the Securities and Exchange Commission in relation to an offer to sell up to 12,500,000 units of the Company’s common stock, with each unit comprised of one common share (a “common share”), and one common share purchase warrant (a “warrant”) to purchase one additional common share (a “warrant share”) at an exercise price of US$1.20 per warrant share, subject to certain conditions. The Company has engaged Digital Offering LLC (“Digital Offering”), a FINRA/SIPC Member, to perform administrative and technology related functions in connection with this Offering, but not for underwriting or placement agent services. As compensation to Digital Offering for its services, the Company has agreed to pay Digital Offering a fee (the “Agent Fee”) equal to 1% of the gross proceeds from any closings of the Offering. In addition, on the closing dates of the Offering, the Company will issue to Digital Offering warrants (the “Agent Warrants”) to purchase 1% of the common shares sold in this Offering. The Agent Warrants will have an exercise price of $1.20 and will expire five years after they are issued. The Agent Warrants will contain customary terms and conditions, including without limitation, provisions for cashless exercise.

Equity Investments

Equity investments are classified as available for sale and are stated at fair market value. Unrealized gains and losses are recognized in the Company’s consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Income/Loss per Share

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

At December 31, 2022, the Company had 6,005,000 shares that were issued but restricted under 3-year lock-up and vesting agreements with shareholders. These shares vest in equal annual installments over a 3-year term; during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not. As at December 31, 2022, 2,001,667 shares have vested however, remained locked up but were included in basic EPS from the vesting date of December 30, 2022.

The outstanding securities at December 31, 2022 and December 31, 2021, that could have a dilutive effect are as follows:

	December 31, 2022	December 31, 2021
Convertible Notes Payable	-	2,764,815
Restricted Stock	4,003,333	-
Total Possible Dilutive Shares	4,003,333	2,764,815

For the years ended December 31, 2022 and 2021, respectively, the effect of the Company’s outstanding restricted stock and convertible notes would have been anti-dilutive and therefore they are excluded from the calculation of diluted EPS.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2022 and 2021.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Amounts due to the Chief Executive Officer (“CEO”) (a)	$117,031	$144,031
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Amounts due to a former director(b)	-	220,000
Amounts due to a company controlled by the former director (b)	-	240,000
Amounts due from a director for shares	-	(200)
Amounts due from a director for shares	-	(200)
Related party payables	$477,031	$963,631

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	During the year ended December 31, 2021, Mr. Levine resigned from the board of directors of the Company, therefore at December 31, 2022, the Company has reclassified $220,000 owed to Mr. Levine and $240,000 owed to a private company controlled by Mr. Levine as at December 31, 2021, from related party payables to regular accounts payable.

During the years ended December 31, 2022 and 2021, the Company had the following transactions with its related parties.

	Year ended December 31,
	2022	2021
Compensation incurred with CEO and director	$330,039	$-
Compensation incurred to a director	164,608	-
Compensation incurred to a director	493,824	-
Consulting fees paid to a company controlled by the CEO an director	20,000	-
Related party transactions	$1,008,471	$-

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

The Company analyzed the issuance of the Director Shares pursuant to the guidance available in ASC 718, Compensation—Stock Compensation. Based on the guidance, the Company determined that the directors are nonemployees of the Company, however, since they were appointed to the board positions that are expected to be filled by another person whom the shareholders will elect when the current term expires, and the Directors are not expected to provide any additional services, the Director Shares must be accounted for in the same manner as an award granted to an employee. Therefore, the Director Shares are to be valued at the fair market value and the compensation must be recorded as the services are provided over a vesting period of three years. The Company determined the fair market value of the shares to be $0.4938 per share, the grant date to be March 18, 2022, the date the Lock-up Agreements were agreed to by the board of directors and the beneficiaries, and the service period commencing on March 18, 2022.

As at December 31, 2022, the total compensation cost related to nonvested Director Shares not yet recognized was $1,976,943. The total weighted-average period over which the total compensation cost related to nonvested Director Shares not yet recognized are expected to be recognized was 2 years.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2022	December 31, 2021
Trade payables	$802,648	$367,578
Accrued liabilities	41,800	28,692
	$844,448	$396,270

NOTE 5 – MINERAL PROPERTY INTERESTS

As of December 31, 2022, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

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

During the year ended December 31, 2022 and 2021, the Company paid $2,543 (2021 - $2,543) for its mineral property interests in Lazy Claims, of which $2,000 (2021 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2021 - $543) was associated with the annual mining claim fees payable to the Bureau of Land Management (the “BLM”). These fees were recorded as part of the Company’s exploration expenses.

Loman Property

In December 2019 the Company acquired 27 mining claims for a total of $10,395.

During the year ended December 31, 2022, the Company paid $4,791 (2021 - $5,196) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

During the year ended December 31, 2022, the Company paid $3,552 (2021 - $4,791) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

During the year ended December 31, 2022, the Company paid $2,660 (2021 - $2,825) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

Full consideration of the Swales Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on December 27, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 on January 15, 2022, and accrued $20,000 which were payable on the first anniversary of the Swales Property Agreement, which was paid on March 14, 2023.

During the year ended December 31, 2022, the Company paid $7,092 (2021 - $Nil) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

On December 23, 2022, the Company and Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000.

During the years ended December 31, 2022 and 2021, the Company did not incur any additional expenses associated with the Olinghouse Project.

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

During the years ended December 31, 2022 and 2021, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 6 – EQUITY INVESTMENT

As at December 31, 2022, the Company’s equity investments consist of 511,750 common shares of Walker River Resources Corp. (“WRR”), (2021 - 1,366,167 shares and warrants to acquire an additional 316,667 WRR common shares). This number of WRR shares is adjusted to reflect the 6-for-1 share consolidation, which WRR effected on July 25, 2022.

During the year ended December 31, 2022, the Company exercised its WRR Warrants, which were expiring on July 18, 2022, and acquired an additional 316,667 common shares in the capital of WRR without further consideration.

At December 31, 2022, the fair market value of the equity investment was calculated to be $156,805 (2021 - $318,418) based on the market price of WRR Shares at December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company sold 1,171,083 WRR Shares (2021 – 3,500 WRR Shares) for net proceeds of $614,656 (2021 - $2,152). The Company recorded a net realized gain of $211,530 on the sale of WRR Shares (2021 - $315).

The revaluation of the equity investment in WRR resulted in $241,513 gain (2021 - $474,287 loss). The gain resulted from the increase of the market price of WRR common stock from CA$0.24 per share at December 31, 2021, to CA$0.415 per share at December 31, 2022. In comparison, during the year ended December 31, 2021, the market price of WRR common stock decreased from CA$0.60 per share at December 31, 2020, to CA$0.24 per share at December 31, 2021, resulting in an overall loss.

NOTE 7 – NOTES AND ADVANCES PAYABLE

At December 31, 2022, the Company’s liability under notes and advances payable consisted of $515 the Company owed to WRR on account of an advance the Company receive in the form of direct payment of its vendor payable by WRR (2021 - $1,100). The advance is non-interest-bearing, unsecured and due on demand.

During the year ended December 31, 2021, as part of the Company’s convertible promissory notes financing (Note 8), one of the Company’s existing debt holders agreed to convert $15,064 the Company owed on account of unsecured, non-interest-bearing note payable due on demand into a convertible promissory note for a total of $20,000. At the time of conversion, the Company recognized $4,936 as interest expense.

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

The convertible promissory notes (the “Notes”) were due in twelve months after their issuances (the “Maturity Date”) and accrued interest at a rate of 15% per annum. At the option of the Note Holder, the Company was able to either (i) pay the interest quarterly in arrears, or (ii) allow the interest to accrue until the Maturity Date. In addition, at the Company’s sole discretion, the Company had an option of either (i) repaying the principal amount of the Notes on the Maturity Date, or (ii) commencing one month from the issue date repay 1/12 of the outstanding principal amount of the Notes in any given month until the Maturity Date. At the option of the Note Holder the Notes were convertible into the Shares of the Company at a conversion price equal to the lesser of (i) $0.375 per Share, or (ii) a 25% discount to the price per Share in a qualified public offering that occurs subsequent to the issuance of the Notes and results in gross offering proceeds to the Company of at least $5,000,000.

At the initial recognition, the Company determined the embedded beneficial conversion feature present in the Notes to be $663,867, which was recorded as additional paid-in capital. The discount that resulted from the intrinsic value of the Notes was accreted over a 12-month period based on the implied interest rate calculated on each Note separately.

The table below provides the details of the Notes at the time of their issuance:

Principal	Fair Value on Commitment Date	Number of Shares to be issued based on $0.375/Share	Intrinsic Value of Beneficial Conversion Feature	Discount recorded as part of Additional Paid-in Capital	Implied Interest
$100,000	$0.79/Share	266,667	$110,667	$100,000	2,081%
50,000	$0.77/Share	133,333	52,667	50,000	1,903%
50,000	$0.60/Share	133,333	29,600	29,600	108%
600,000	$0.60/Share	1,600,000	363,200	363,200	112%
25,000	$0.60/Share	66,667	15,133	15,133	112%
20,000	$0.60/Share	53,333	12,107	12,107	112%
50,000	$0.60/Share	133,333	30,267	30,267	112%
25,000	$0.60/Share	66,667	15,133	15,133	112%
20,000	$0.60/Share	53,333	12,107	12,107	112%
10,000	$0.60/Share	26,667	6,053	6,053	112%
50,000	$0.60/Share	133,333	30,267	30,267	112%
$1,000,000		2,666,667	$677,200	$663,867

During the year ended December 31, 2022, the Company recorded $719,462 (2021 - $94,404) in accretion expense associated with the discount on the Notes and the interest calculated up to Maturity Date of each Note.

The table below provides the details of the extinguishment of debt under the Notes:

Principal	Interest accrued up to the date of extinguishment	Balance owed at the date of extinguishment	Cash payments made	Common shares issued on conversion at $0.375/share
$100,000	$17,425	$117,425	$-	313,132
50,000	8,609	58,609	58,609	-
50,000	8,055	58,055	-	154,813
600,000	95,178	695,178	95,178	1,600,000
25,000	3,997	28,997	-	77,324
20,000	3,189	23,189	-	61,837
50,000	7,973	57,973	57,973	-
25,000	3,750	28,750	28,750	-
20,000	3,189	23,189	23,189	-
10,000	1,578	11,578	-	30,875
50,000	7,870	57,870	-	154,320
$1,000,000	$160,813	$1,160,813	$263,699	2,392,301

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

Equity transactions during the year ended December 31, 2022

On October 31, 2022, the Company received notices from its convertible note holders requesting to convert a total of $897,113 into 2,392,301 shares of its common stock at $0.375 per share. These shares were issued on November 7, 2022 (Note 8).

Equity transactions during the year ended December 31, 2021

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

Warrants and Options

During the years ended December 31, 2022 and 2021, the Company did not have any warrants or options issued and exercisable.

NOTE 10 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2022	2021
Net income before tax	$(1,556,055)	$(692,571)
Statutory tax rate	21%	21%
Expected income tax recovery at statutory rate	(326,771)	(145,440)
Non-deductible expenditures	299,253	119,633
Change in valuation allowance	27,518	25,807
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2022	2021
Deferred income tax assets
Marketable securities	$-	$13,235
Non-capital loss carry-forward	197,276	169,757
Total deferred income tax assets	197,276	182,992
Deferred income tax liabilities
Convertible notes		(119,587)
Marketable securities	(12,230)	-
Less: Valuation allowance	(185,046)	(63,405)
Net deferred income tax assets	$-	$-

At December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $939,000, $90,000 of which expires by 2037. The remaining balance of $849,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2020 through 2022 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

NOTE 11 – SUBSEQUENT EVENTS

On February 24, 2023, the Company, entered into a consulting agreement with the Company’s newly appointed Vice President of Operations. The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares will vest on a quarterly basis over the two-year term of the agreement, beginning March 1, 2023.

On February 24, 2023, the Company entered into two separate consulting agreements with consultants in exchange for a total of 2,000,000 shares of its common stock. All shares will vest on a quarterly basis over the three-year term of the agreements, beginning March 1, 2023.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2022, were not effective in providing timely material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting for the year ended December 31, 2022.

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

Based on an assessment of the Company’s internal control procedures over financial reporting for the year ended December 31, 2022, management believes that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred for the year ended December 31, 2022, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age, and position of our present officer and directors are set forth below:

Name	Age	Title(s)

Jeffrey Cocks	60	Chairman, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary
Alan Day	58	Director
Robert F. List	86	Director
Ryan McMillan	38	Vice President of Operations

Jeffrey Cocks has held his offices/positions since February 28, 2014, and we expect him to hold his offices/positions at least until the next annual meeting of our shareholders.

Alan Day and Robert F. List were appointed to the board of directors on November 17, 2021, and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Ryan McMillan was appointed Vice President of Operations on March 1, 2023, and we expect him to hold his office/position at least until the next annual meeting of our shareholders.

Mr. Jeffrey Cocks, Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary

Jeffrey Cocks is our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary and has served in that capacity since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of director and audit committee of Carson River Ventures Corp. which are traded on the Canadian Stock Exchange. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks holds a certificate from Simon Frasier University in its securities program.

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

Mr. Ryan McMillan, Vice President of Operations

Mr. McMillan was appointed our Vice President of Operations on March 1, 2023. Since August 2012, Mr. McMillan has served as a private consultant engaged in business structuring, advising on multi-national corporate mergers, acquisitions, corporate finance and restructuring (debt workouts, debt-equity swaps and capital restructuring), recapitalization (arranging new debt and equity financing) and creating exit strategies—primarily utilizing traditional IPO’s and Alternative Public Offerings. Prior thereto from September 2011 to July 2012, Mr. McMillan worked as Director of Business Development for a private company based in Los Angeles, CA where he was responsible for financial model design, attracting new customers in both new and existing market places, and M&A transactions. In 2007, Mr. McMillan joined a San Diego-based private equity firm engaged in $1 to 3 million seed financing for non-industry specific startups, as an Associate in the company’s Capital Market’s Division. Mr. McMillan’s primary duties involved identifying and interacting with the emerging companies that partnered with the firm, investor relations, which included raising new forms of private capital and developing advisory leads. Mr. McMillan attended University of Arizona where he studied Regional Development with an emphasis in Business.

Possible Potential Conflicts

Our common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace, which does not have director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with each officer’s and director’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated with. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. In an effort to reduce or minimize any conflicts, Messrs. Cocks, Day, List, and McMillan have orally agreed that any opportunities that are presented to them in the United States will be directed to the Company and that any opportunities presented to them in Canada will be available for their other business interests.

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. We reimburse our directors for their services with shares of our Common Stock, we may also compensate them for their role as officers, which compensation may be in form of cash or equity.

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2022, and 2021, compensation awarded to, paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Cocks,(1) CEO, CFO and	2022	-	-	330,039	-	-	-	20,000	350,039
Director	2021	-	-	-	-	-	-	-	-

Michael Levine,(2)	2022	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Former Director	2021	-	-	-	-	-	-	-	-

Alan Day,(1,3)	2022	-	-	493,824	-	-	-	-	493,824
Director	2021	-	-	-	-	-	-	-	-

Robert List,(1,3)	2022	-	-	164,608	-	-	-	-	164,608
Director	2021	-	-	-	-	-	-	-	-

(1)	We have no formal employment arrangements with Messrs. Cocks, Day, and List at this time. Messrs. Cocks’ Day’s, and List’s compensation has not been fixed or based on any percentage calculations.
(2)	Mr. Levine has been a director and founder of the Company since its inception in February 2014. Mr. Levine stepped down from the Board of Directors on November 17, 2021.
(3)	Messrs. List and Day were appointed to the Company’s board of directors on November 17, 2021.

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

The Company analyzed the issuance of the Director Shares pursuant to the guidance available in ASC 718, Compensation—Stock Compensation. Based on the guidance, the Company determined that the directors are nonemployees of the Company, however, since they were appointed to the board positions that are expected to be filled by another person whom the shareholders will elect when the current term expires, and the Directors are not expected to provide any additional services, the Director Shares must be accounted for in the same manner as an award granted to an employee. Therefore, the Director Shares are to be valued at the fair market value and the compensation must be recorded as the services are provided over a vesting period of 3 years. The Company determined the grant date to be the date the lock-up agreements were agreed to by the board of directors and the beneficiaries. As at December 31, 2022, the Company recorded $988,471 in director compensation associated with the services provided by the directors during the year ended December 31, 2022 (2021 - $Nil).

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 27, 2023, we had 11,077,394 shares of common stock outstanding of which 7,000,000 was held by three shareholders.

There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	27.1%
Common Stock	Robert F. List	1,000,000	Beneficial (2)	9.0%
Common Stock	Alan Day	3,000,000	Direct (3)	27.1%
Common Stock	Ryan McMillan	83,333	Direct	0.8%
All Officers and Directors as a Group		7,083,333		64.0%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	27.1%
Common Stock	Robert F. List	1,000,000	Beneficial (2)	9.0%
Common Stock	Alan Day	3,000,000	Direct (3)	27.1%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our promoters are Mr. Cocks, our chairman, Chief Executive Officer, Chief Financial Officer and secretary, Mr. List and Mr. Day, our directors, and Mr. McMillan, our VP of Operations.

Our office and mailing address is 316 California Avenue, Suite 543, Reno, NV 89509.

Our officers and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and directors have orally agreed that any opportunities in the United States, that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

On December 30, 2021, the Company issued 2,005,000 shares of the common stock to a private company of which Mr. Jeffrey Cocks is sole director of, 1,000,000 shares of the common stock to List Family Trust Dated May 26, 2004, which is managed by Mr. List, and 3,000,000 shares of the Common stock to Mr. Alan Day. These shares were issued at par value for a total cash consideration of $601.

On March 18, 2022, the Company and Messrs. Cocks, Day and List, entered into 3-year lock-up and vesting agreements (the “Lock-up Agreements”), which contemplate that the Director Shares will vest in equal annual installments over a 3-year term; during which term the directors agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not.

On May 19, 2021, we entered into an exploration lease with option to purchase agreement with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres. Mr. Alan Day, the Company’s director, is a managing member of MSM. During the year ended December 31, 2022, the Company made the first $20,000 anniversary payment for the Agai-Pah Property.

On June 4, 2021, we entered into an exploration lease with option to purchase agreement with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres. Mr. Alan Day, the Company’s director, is a managing member of BH. During the year ended December 31, 2022, the Company made the first $20,000 anniversary payment for the Belshazzar Holdings.

On January 27, 2022, our wholly-owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Mr. Alan Day, the Company’s director, is also a director and CEO of Smooth Rock. The Company made a one-time cash payment of $350,000, on February 7, 2022.

During the year ended December 31, 2022, the Company paid $20,000 in consulting fees to West Isle Ventures, a company wholly-owned by Mr. Jeff Cocks, the Company’s director, CEO and CFO.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses, where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent, where required; and
●	obtain shareholder consent, where required.

Item 14. Principal Accountant Fees and Services

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2022	December 31, 2021

Audit fees	$35,000	$26,500
Audit-related fees	$1,000	$-
Tax fees	$1,800	$1,200
All other fees	$-	$-

Pre-Approval Policy

Our directors pre-approve all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our directors must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Bylaws (6)
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (8)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (9)
10.08	Convertible Note Agreement (10)
10.09	Subscription Agreement (10)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (11)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (12)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (13)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (13)
10.14	Royalty Purchase Agreement, dated January 27, 2022(14)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (15)
10.16	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (16)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (16)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (16)
21.1	List of significant subsidiaries of Nevada Canyon Gold Corp.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(13)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(15)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(16)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

March 27, 2023	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2023	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) and Director

March 27, 2023	/s/ Alan Day
Alan Day Director

March 27, 2023	/s/ Robert F. List
Robert F. List Director

