Form 10-Q
period 2023-03-31
Nevada Canyon Gold Corp.
filed 2023-05-12
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-55600

NEVADA CANYON GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-5152859
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5655 Riggins Court, Suite 15
Reno, NV	89502
(Address of Principal Executive Offices)	(Zip Code)

(888) 909-5548

Registrant’s telephone number, including area code

316 California Avenue, Suite 543, Reno, NV 89509

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NGLD	OTC Pink

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2023 the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 11,077,394.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$912,167	$1,007,018
Prepaid expenses	25,543	4,829
	937,710	1,011,847

Investment in equity securities	68,067	156,805
Mineral property interests	720,395	720,395
TOTAL ASSETS	$1,726,172	$1,889,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$833,238	$844,963
Related party payables	460,000	477,031
Total Liabilities	1,293,238	1,321,994

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 11,077,394 issued and outstanding as of March 31, 2023 and December 31, 2022	1,107	1,107
Additional paid in capital	3,317,180	3,073,447
Obligation to issue shares	97,222	-
Accumulated deficit	(2,982,575)	(2,507,501)
	432,934	567,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,726,172	$1,889,047

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2023	2022

Operating expenses
Consulting fees	$55,326	$14,129
Director and officer compensation	302,066	44,774
General and administrative expenses	24,714	4,865
Professional fees	6,000	8,322
Transfer agent and filing fees	4,722	7,255
Total operating expenses	(392,828)	(79,345)

Other income (expenses)
Amortization of debt discount	-	(126,562)
Fair value gain (loss) on equity investments	(88,738)	367,134
Foreign exchange gain	-	7,244
Interest income	6,492	61
Realized gain on equity investments	-	267,855
Net income (loss)	$(475,074)	$436,387

Net income (loss) per common share - basic	$(0.10)	$0.16
Net income (loss) per common share - diluted	$(0.10)	$0.09
Weighted average number of common shares outstanding :
Basic	4,681,760	2,680,093
Diluted	4,681,760	5,979,865

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Obligation	Additional		Total
	Common Stock		to Issue	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2021	8,685,093	$868	$-	$1,190,522	$(951,446)	$239,944

Stock-based compensation - directors fees	-	-	-	44,774	-	44,774
Net income for the period ended March 31, 2022	-	-	-	-	436,387	436,387
Balance, March 31, 2022	8,685,093	$868	$-	$1,235,296	$(515,059)	$721,105

Balance, December 31, 2022	11,077,394	$1,107	$-	$3,073,447	$(2,507,501)	$567,053

Stock-based compensation issued to consultants	-	-	38,889	-	-	38,889
Stock-based compensation issued to officer	-	-	58,333	-	-	58,333
Stock-based compensation - directors and CEO	-	-	-	243,733	-	243,733
Net loss for the period ended March 31, 2023	-	-	-	-	(475,074)	(475,074)
Balance, March 31, 2023	11,077,394	$1,107	$97,222	$3,317,180	$(2,982,575)	$432,934

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net income (loss)	$(475,074)	$436,387
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	-	126,562
Fair value loss (gain) on equity investments	88,738	(367,134)
Foreign exchange gain	-	(7,244)
Realized gain on equity investments	-	(267,855)
Stock-based compensation - directors and CEO	243,733	44,774
Stock-based compensation - consulting fees	38,889	-
Stock-based compensation - officer	58,333	-
Changes in operating assets and liabilities:
Prepaid expenses	(20,714)	(10,347)
Accounts payable	8,275	(5,861)
Accrued interest payable	-	(20,959)
Related party payables	(17,031)	-
Net cashed used in operating activities	(74,851)	(71,677)

INVESTING ACTIVITIES:
Sale of equity investments	-	394,894
Acquisition of mineral property interests	(20,000)	(370,000)
Net cash provided by (used in) investing activities	(20,000)	24,894

FINANCING ACTIVITIES:
Cash received on subscription to shares	-	400
Net cash used in financing activities	-	400

Effects of foreign currency exchange on cash	-	7,244

Net decrease in cash	(94,851)	(39,139)
Cash, at beginning	1,007,018	1,420,864
Cash, at end	$912,167	$1,381,725

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds, and/or a private placement of common stock.

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock with performance conditions.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Restricted stock with performance conditions is only included in the diluted EPS calculation to the extent that performance conditions have been met at the measurement date. Dilutive effect of the restricted stock is determined using the treasury stock method.

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Amounts due to the Chief Executive Officer (“CEO”) (a)	$100,000	$117,031
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Related party payables	$460,000	$477,031

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three-month periods ended March 31, 2023 and 2022, the Company had the following transactions with its related parties.

	March 31, 2023	March 31, 2022
Director compensation incurred to CEO and director	$81,380	$14,950
Director compensation incurred to a director	40,588	7,456
Director compensation incurred to a director	121,765	22,368
Officer compensation incurred to VP of Operations	58,333	-
Related party transactions	$302,066	$44,774

See Note 7 Equity for further information regarding stock issued to related parties.

NOTE 5 – MINERAL PROPERTY INTERESTS

As of March 31, 2023, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

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

During the three-month periods ended March 31, 2023 and 2022, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three-month periods ended March 31, 2023 and 2022, the Company did not incur any expenses associated with the Loman Claims.

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

During the three-month periods ended March 31, 2023 and 2022, the Company did not incur any expenses associated with the Agai-Pah Property.

Belshazzar Property

On June 4, 2021, the Company entered into exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”). Alan Day, the managing member of BH, is a director of the Company and a related party.

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

During the three-month periods ended March 31, 2023 and 2022, the Company did not incur any expenses associated with the Belshazzar Property.

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

Full consideration of the Swales Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Agreement on December 27, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 on January 15, 2022, and made the first $20,000 anniversary payment on March 14, 2023, which was initially accrued at December 31, 2022.

During the three-month periods ended March 31, 2023 and 2022, the Company did not incur any expenses associated with the Swales Property.

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

During the three-month periods ended March 31, 2023 and 2022, the Company did not incur any additional expenses associated with the Olinghouse Project.

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

During the three-month periods ended March 31, 2023 and 2022, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 6 – EQUITY INVESTMENT

As at March 31, 2023 and December 31, 2022, the Company’s equity investments consist of 511,750 common shares of Walker River Resources Corp. (“WRR”).

At March 31, 2023 and December 31, 2022, the fair value of the equity investment was $68,067 and $156,805, respectively, based on the market price of WRR Shares at March 31, 2023 and December 31, 2022, respectively. Fair value is measured using Level 1 inputs in the fair value hierarchy. During the three-month period ended March 31, 2023 and 2022, the revaluation of the equity investment in WRR resulted in a gain (loss) on the change in fair value of ($88,738) and $367,134, respectively.

The Company did not sell any WRR Shares during the three-month period ended March 31, 2023. During the three-month period ended March 31, 2022, the Company sold 671,083 WRR Shares for net proceeds of $394,894. The Company recorded a net realized gain of $267,855 on the sale of WRR Shares.

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

Equity transactions during the three-month period ended March 31, 2023:

During the three-month periods ended March 31, 2023 and 2022, the Company recognized share-based compensation as follows:

	March 31, 2023	March 31, 2022
Directors and CEO	$243,733	$44,774
Officer – VP of Operations	58,333	-
Consultants	38,889	-
	$340,955	$44,774

Directors:

On December 30, 2021, the Company distributed a total of 6,005,000 shares of common stock to the Company’s directors (the “Director Shares”). The Director Shares are subject to the terms and conditions included in 3-year lock-up and vesting agreements (the “Lock-up Agreements”), which contemplate that the Director Shares will vest in equal annual installments over a 3-year term during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not.

The fair value of the shares was determined to be approximately $2,924,796 or $0.4938 per share based on the trading price of the Company’s common stock on the issue date adjusted for the restrictions under the Lock-up Agreements. The shares vest over a three-year time period.

As at March 31, 2023, the total compensation cost related to nonvested Director Shares not yet recognized was $1,733,210. The total weighted-average period over which the total compensation cost related to nonvested Director Shares not yet recognized are expected to be recognized was 1.75 years.

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s newly appointed Vice President of Operations. The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares will vest on a quarterly basis over the two-year term of the agreement, beginning March 1, 2023. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began.

As at March 31, 2023, the total compensation cost related to nonvested shares under this agreement not yet recognized was $1,341,667. The total weighted-average period over which the total compensation cost related to nonvested Shares issued to VP of Operations not yet recognized are expected to be recognized was 1.92 years. As at March 31, 2023, shares vested under the agreement but not yet distributed totaled 83,333.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants in exchange for a total of 2,000,000 shares of its common stock. All shares will vest on a quarterly basis over the three-year term of the agreements, beginning March 1, 2023. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began.

As at March 31, 2023, the total compensation cost related to nonvested shares under this agreement not yet recognized was $1,361,111. The total weighted-average period over which the total compensation cost related to nonvested Director Shares not yet recognized are expected to be recognized was 2.92 years. As at March 31, 2023, shares vested under the agreement but not yet distributed totaled 55,555.

Warrants and Options

During the three-month period ended March 31, 2023 and for the year ended December 31, 2022, the Company did not have any warrants or options issued and exercisable.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2021, the Company received $980,000 in cash proceeds under the convertible promissory notes financing, in addition, the Company’s existing debt holder agreed to convert $15,064 the Company owed on account of unsecured, non-interest-bearing note payable due on demand into a convertible promissory note for a total of $20,000. The convertible promissory notes (the “Notes”) were due in twelve months after their issuances (the “Maturity Date”) and accrued interest at a rate of 15% per annum. During the three-month period ended March 31, 2022, the Company recorded $126,562 in amortization of debt discount on the Notes. The balance of the Notes at December 31, 2022 was $Nil as all of the notes were paid or converted into shares of the Company’s common stock during the year ended December 31, 2022.

NOTE 9 – PUBLIC RELATIONS AGREEMENT

On February 3, 2023, the Company entered into a public relations services agreement (the “Agreement”) with Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) to develop an investor outreach program. The Agreement is for a six-month term, and the Company agreed to an initial budget of $50,000, of which $20,000 was paid during the three–month period ended March 31, 2023 and is included in prepaid expenses on the condensed consolidated balance sheet at March 31, 2023.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-month periods ended March 31, 2023 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2023 and 2022, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three-month period ended March 31, 2023, compared to the three-month period ended March 31, 2022:

	Three months ended March 31,		Changes between the
	2023	2022	periods
Operating expenses
Consulting fees	$55,326	$14,129	$41,197
Director and officer compensation	302,066	44,774	257,292
General and administrative expenses	24,714	4,865	19,849
Professional fees	6,000	8,322	(2,322)
Transfer agent and filing fees	4,722	7,255	(2,533)
Total operating expenses	(392,828)	(79,345)	(313,483)
Other income (expenses)
Amortization of debt discount	-	(126,562)	(126,562)
Fair value gain (loss) on equity investments	(88,738)	367,134	(455,872)
Foreign exchange gain	-	7,244	(7,244)
Interest income	6,492	61	6,431
Realized gain on equity investment	-	267,855	(267,855)
Net income (loss)	$(475,074)	$436,387	$(911,461)

Revenues

We had no revenues for the three-month periods ended March 31, 2023 and 2022. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2023 and 2022 included general and administrative expenses, professional fees, director and officer compensation, consulting fees, and transfer agent and filing fees. During the three-month period ended March 31, 2023, our operating expenses increased by $313,483 or 395%, to $392,828 as compared to $79,345 for the three months ended March 31, 2022. This change was associated with $302,066 in director and officer compensation we recorded on the shares that we sold to our three directors on December 30, 2021 and with shares we granted to our VP of Operations we granted on February 24, 2023. Our consulting fees increased by $41,197, from $14,129 we incurred during the three-month period ended March 31, 2022, to $55,326 we incurred during the current period ended March 31, 2023, and which were associated with vested value of shares that we resolved to grant to our consultants for their services; our general and administrative expenses increased by $19,849, from $4,865 we incurred during the three-month period ended March 31, 2022, to $24,714 we incurred during the three-month period ended March 31, 2023. These increases were in part offset by decreases in our professional fees, which decreased by $2,322, from $8,322 we incurred during the three-month period ended March 31, 2022, to $6,000 we incurred during the three-month period ended March 31, 2023; and by decrease in our transfer agent and filing fees, which decreased by $2,533, from $7,255 we incurred during the three-month period ended March 31, 2022, to $4,722 we incurred during the three-month period ended March 31, 2023.

Other Income (Expenses)

During the three-month period ended March 31, 2023, we recognized $88,738 loss on fair value of investments in equity securities (2022 – $367,134 gain). The loss resulted from revaluation of WRR Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.415 per share at December 31, 2022, to CAD$0.18 per share at March 31, 2023, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $6,492 in interest revenue (2022 - $61).

During the comparative three-month period ended March 31, 2022, we incurred $7,244 gain associated with fluctuation of foreign exchange rates, since the funds generated from the sale of equity investments were held in Canadian dollars. We also recorded $267,855 gain on investments in equity securities which was associated with the sale of 671,083 WRR Shares for net proceeds of $394,894. These gains were in part offset by $126,562 amortization of debt discount associated with the beneficial conversion we recognized on the convertible notes payable we issued in October of 2021. We did not have similar transactions during the three-month period ended March 31, 2023.

Net Income (Loss)

During the three months ended March 31, 2023, we incurred net loss of $475,074, as compared to net income of $436,387 we generated during the three-month period ended March 31, 2022. This change mainly resulted from absence of sales of WRR Shares, and decrease in the share price of WRR Shares which resulted in fair value loss of $88,738, as compared to $367,134 gain we recorded during the comparative period, increase in our director and officer compensation from $44,774 for the period ended March 31, 2022, to $302,066 for the period ended March 31, 2023, and increase in consulting fees from $14,129 for the period ended March 31, 2022, to $55,326 for the period ended March 31, 2023.

Liquidity and Capital Resources

	March 31, 2023	December 31, 2022

Current assets	$937,710	$1,011,847
Current liabilities	1,293,238	1,321,994
Working capital deficit	$(355,528)	$(310,147)

As of March 31, 2023, we had a cash balance of $912,167 and working capital deficit of $355,528 with cash flows used in operations totaling $74,851 for the period then ended. During the three months ended March 31, 2023, our operations were funded with cash on hand. The cash that we had on hand at March 31, 2023, was generated by selling our investment in WRR Shares during the year ended December 31, 2022, and from the issuance of convertible notes payable due in 12 months, which we issued in October 2021. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the three-month period ended March 31, 2023. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities	$(74,851)	$(71,677)
Cash flows provided by (used in) investing activities	(20,000)	24,894
Cash flows provided by financing activities	-	400
Effects of foreign currency translation on cash	-	7,244
Net decrease in cash during the period	$(94,851)	$(39,139)

Net cash used in operating activities

Our net cash used in operating activities increased by $3,174, or 4%, to $74,851 for the three months ended March 31, 2023, compared with $71,677 for the comparative period in 2022. During the three months ended March 31, 2023, we used $45,381 to cover our cash operating costs, which were determined by reducing the net loss of $475,074 the Company incurred during the period, by non-cash items included in the net loss of $429,693; we used $20,714 to increase our prepaid expenses, and $17,031 to reduce amounts due to our related parties. These uses of cash were in part offset by $8,275 increase in accounts payable and accrued liabilities.

During the three months ended March 31, 2022, our net cash used in operating activities increased by $65,167, or 1,001%, to $71,677 compared with $6,510 for the comparative period in 2021. During the three months ended March 31, 2022, we used $34,510 to cover our cash operating costs, which were determined by reducing the net income of $436,387 the Company earned during the period, by non-cash items included in the net income of $470,897; we used $5,861 to decrease our accounts payable and accrued liabilities, $10,347 to increase our prepaid expenses, and $20,959 to pay interest accrued on a convertible note payable.

Adjustments to reconcile net income to net cash used in operating activities

During the three months ended March 31, 2023, we recognized $88,738 loss on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $243,733 in director compensation associated with the par-value shares we issued to our directors on December 30, 2021, $58,333 and $38,889 we recorded as the value of shares we granted to our VP of Operations and to our consultants, respectively, in accordance with the consulting agreements we executed in February of 2023.

During the three months ended March 31, 2022, we recognized $367,134 gain on revaluation of fair value of WRR Shares and WRR Warrants and recorded $267,855 gain on sale of 671,083 WRR Shares for net proceeds of $394,894 (CAD$493,542). In addition, we recognized $7,244 gain on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, and recorded $126,562 in amortization of debt discount associated with the convertible notes payable we issued in October 2021. In addition, we recorded $44,774 in director compensation associated with the par-value shares we issued to our directors on December 30, 2021.

Net cash provided by investing activities

During the three-month period ended March 31, 2023, we used $20,000 to make an option payment on our Swales Property, which we accrued in December of 2022.

During the three-month period ended March 31, 2022, we generated $394,894 from the sale of 671,083 WRR Shares. During the same period, we used $370,000 to acquire our mineral property interests.

Net cash provided by financing activities

During the three-month period ended March 31, 2023, we did not generate any funds from our financing activities.

During the three-month period ended March 31, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered sold on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021.

Going Concern

At March 31, 2023, we had a working capital deficit of $355,528 and cash on hand of $912,167, which is sufficient enough to support our current plan of operations for the next 12-month period. Our investments in equity securities include 511,750 WRR Shares valued at $68,067. We have been using WRR Shares and may continue using them as a source of additional cash inflow. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

During the three months ended March 31, 2023, we used $20,000 to make an annual option payment on Swales Property.

During the three months ended March 31, 2022, we used $20,000 to make an initial cash payment to acquire Swales Property and made a $350,000 one-time cash payment to acquire 2% NSR on Palmetto Project.

Unproved Mineral Properties

As of the date of this Quarterly report on Form 10-Q, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 2% net smelter returns royalty on the Palmetto Project, located in Esmeralda County, Nevada, and have an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

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

Loman Property

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). The claims comprising Loman Property were transferred and re-registered into the Company’s name in the fiscal 2021.

Agai-Pah Property

On May 19, 2021, we entered into exploration lease with option to purchase agreement (the “Agai-Pah Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is also our CEO, President, and director.

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

We made the initial cash payment of $20,000 on November 6, 2021, and made the first $20,000 anniversary payment on June 20, 2022.

Belshazzar Property

On June 4, 2021, we entered into exploration lease with option to purchase agreement (the “Belshazzar Agreement”) with Belshazzar Holdings, L.L.C., (“BH”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”). Alan Day, the managing member of BH, is also our CEO, President, and director.

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

We made the initial cash payment of $20,000 on November 6, 2021, and made the first $20,000 anniversary payment on June 20, 2022.

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

We made the initial cash payment of $20,000 on January 15, 2022, and made the first anniversary payment on March 14, 2023.

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

On December 23, 2022, Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000.

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

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer, who is also our Chief Financial Officer, concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 3, 2023, the Company entered into a public relations services agreement (the “Agreement”) with Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) to develop an investor outreach program. The Agreement is for a six-month term, and the Company agreed to an initial budget of $50,000, of which $20,000 has been paid during the quarter ended March 31, 2023.

On May 4, 2023, the Company announced that Mr. Alan Day, a Director of the Company, succeeded Jeffrey Cocks as the President and Chief Executive Officer of the Company. Mr. Cocks moved to Chairman, in addition to the current positions of the CFO, Corporate Secretary and Director of the Company. The Company also announced the appointment of Mr. Ryan McMillan as Vice President of Operations and Business Development.

Mr. Day has an extensive operational and administrative background with over 30 years’ experience in exploration and mining primarily in Nevada. Mr. Day is well known within the mining industry in Nevada, specializing in property acquisitions and divestures, mineral claim locating, complete exploration services, including geological consulting and project management. Mr. Day received a B.S. in Geology and a B.A. in received a B.S. in Geology and a B.A. in Spanish, from the University of Utah in 1990.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (11)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023*
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

May 12, 2023	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
President and Member of the Board of Directors

