Form 10-K/A
period 2022-12-31
Nevada Canyon Gold Corp.
filed 2023-06-15
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,029,592 based on average of closing bid and ask price for Nevada Canyon Gold Corp. shares on June 30, 2022.

The number of shares of the registrant’s common stock issued and outstanding as of June 14, 2023, was 11,077,394.

This Amendment No. 1 to the Annual Report on Form 10-K has been modified to include additional descriptions as required under Section 229.1300 of Regulation S-K.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K/A includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

As of the date of this Annual Report on Form 10-K/A, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada, and have an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada. The Company is presently focused on exploration of its material Swales and Agai Pah Properties in Nevada. Remaining mineral property interests are considered secondary and non-material to the Company’s operations (as defined in Section 1301 in Regulation S-K), and exploration efforts on these non-material projects, may be rescheduled to accommodate exploration programs scheduled for Swales and Agai Pah Properties.

The Company’s mineral property interests are shown in Figure 1 below:

Figure 1: Location of the Company’s mineral property interests

Table 1 – the Company’s mineral property interest summary

Property	Type	Location	Size in acres
Exploration Projects
Lazy Claims Property(1)	Exploration lease	Section 20, T.7N, R.32E MDM in Mineral County, Nevada	60
Loman Property	100% owned	Sections 20-23 & 26-29 T.7N, R.32E MDM in Mineral County, Nevada	540
Agai-Pah Property	Exploration lease	Sections 2-3 & 10-11, T.10N, R.30E MDM in Mineral County, Nevada	400
Swales Property	Exploration lease	Section 16, T.35N, R.53E., MDM in Elko County, Nevada.	800
Belshazzar Property	Exploration lease	Sections 17&18, T.7N, R.4E MDM in Boise, Idaho	200
Sub-total Exploration Projects			2,000
Royalty Interests
Palmetto Project	2% NSR royalty	Sections 7-9 & 17-21, T1S, R34E., MDM in Esmeralda County	2,217
Olinghouse Project	1% NSR royalty	Sections 2, 3, 9-11, 14-23 & 27-32 T.21N., R.22 & 23E., MDM, in Washoe County	6,000
Sub-total Exploration Projects			8,217
Total size of all mineral property interests			10,217

(1) Lazy Claims Property are adjacent to the Loman Property, and therefore are not indicated on the map included in Figure 1

Lazy Claims Property (Exploration Phase)

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three Lazy claims totaling 60 acres (the “Lazy Claims”). The term of the Lazy Claims Agreement is ten years and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment. As of the date of this Annual Report on Form 10-K/A, we retain our leasing rights to the Lazy Claims.

As of December 31, 2022, the total cost of the Lazy Claims Property was $Nil, and had no plant nor equipment associated with it.

Location and means of access

The Lazy Claims consist of three claims (60 acres) and are located within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The property is located in section 20, T.7N, R.32E MDM in Mineral County approximately 13 miles southeast of the town of Hawthorne, NV. The Lazy Claims Property has established infrastructure and year-round access via U.S. Highway 95. Lazy Claims are located adjacent to the Company’s Loman Property, and therefore are included as part of Loman Property map included in Figure 2 below.

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

Exploration history

The Lazy Claims cover several past-producing small-scale high-grade mines, altered and mineralized zones discovered by geological compilations and mapping of the historical workings, discovered by the previous exploration on the Project. The previous sampling on the project has revealed the presence of copper, bismuth, and antimony as well as pervasive lower grade gold mineralization, cut by vein structures (some previously mined) of higher grade gold. Previous induced polarization surveys also denoted the presence of significant coincident I.P. anomalies. Below is a summary of previous exploration of identified mineralized areas within the properties. The Lazy Claims Property hosts the historic small scale past producing Lazy Man Mine. Numerous exploration targets exist within the Property. In addition, The Lazy Claims Property is in close proximity to several past producing mines including Bodie, Aurora, Borealis, Pamlico, Evening Star, Mabel, Mindoro and Camp Douglas Mines.

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

Loman Property (Exploration Phase)

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

As of December 31, 2022, the total cost of the Loman Property was $10,395, and had no plant nor equipment associated with it.

Figure 2: The Loman Property, location

Location and means of access

The Loman Property is located in located in sections 20-23 & 26-29 T.7N, R.32E MDM, within Mineral County approximately 13 miles southeast of the town of Hawthorne, NV, within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada, along U.S. Highway 95. The project has excellent year-round access and infrastructure within Mineral County, one of the most pro-mining counties and highest-grade gold districts of Nevada.

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

Agai-Pah Property (Exploration Phase)

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

As of December 31, 2022, the total cost of the Agai-Pah Property was $40,000, and had no plant nor equipment associated with it.

Figure 3: The Agai-Pah Property, location

Location and means of access

The Agai-Pah Property consists of 20 unpatented mining claims with a combined area of 162 hectares (400 acres). The Property is located in sections 2-3 & 10-11, T.10N, R.30E MDM, in the northwestern portion of the Gillis Range, within the Buckley Mining District, in Mineral County, Nevada, 13 miles north-east of the town of Hawthorne, and 22 miles SW of the Rawhide Mine. The Property is within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The project has excellent year-round access and infrastructure within Mineral County, Nevada.

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

Mineralization occurs as hydrothermal alteration and veining along structures and along contacts with carbonate rocks. Silver, lead, copper and gold mineralization are found within clay altered shears, quartz veins and hornfeslic scarns. In the west central portion of the property, a quartz vein is exposed within a small open pit which exhibits visible chlorargyrite (AgCl).

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

Belshazzar Property (Exploration Phase)

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

As of December 31, 2022, the total cost of the Belshazzar Property was $40,000, and had no plant nor equipment associated with it.

Figure 4: The Belshazzar Property, location

Location and means of access

The Belshazzar Property consists of 10 unpatented mineral claims and 7 placer mineral claims in a combined area of approximately 200 acres located in sections 17&18, T.7N, R.4E MDM situated along the upper reaches of Fall Creek within the Quartzburg mining district about 25 miles north-northeast of Boise, Idaho. The Belshazzar Property is accessed via 16 miles of mostly gravel road from Idaho City, with year-round access. The Quartzburg district is in the western part of a larger mining region known as the Boise Basin, which produced over 2.8 million troy ounces of gold from placer and lode mines (Anderson, 1947).

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

Swales Property (Exploration Phase)

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

As of December 31, 2022, the total cost of the Swales Property was $40,000, and had no plant nor equipment associated with it.

Figure 5: The Swales Property, location

Location and means of access

The Swales Property consists of 40 unpatented mining claims with a combined area of 800 acres. The Swales Property is located in section 16, T.35N, R.53E., MDM within the Carlin Trend, one of the richest mining districts in the world, and home to some of the largest gold mines in the US. The property is approximately 13 miles northeast of Nevada Gold Mine’s Gold Quarry Mine and 16 miles east southeast of Nevada Gold Mine’s Goldstrike Mine, all of which are located along the gold rich Carlin Trend. There are currently eight producing gold mines within the Carlin Trend. Collectively, these mines have to date produced over 100 million ounces of gold (Nevada Bureau of Mines 2019) and still contain more than 21 million ounces of gold reserves (Nevada Gold Mines, LLC Carlin Complex 2020). The Swales Property has excellent year-round access and infrastructure within Elko County, one of the most pro-mining counties in the pro-mining states and highest-grade gold districts of Nevada.

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

Olinghouse Project (Development and Exploration Phase)

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

As of December 31, 2022, the total cost of the Olinghouse Royalty was $240,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

Figure 6: The Olinghouse Project, location

Location and means of access

The Olinghouse Project is located in sections 2, 3, 9-11, 14-23 & 27-32 T.21N., R.22 & 23E., MDM, in Washoe County approximately 30 miles east of Reno, Nevada, in the Olinghouse mining district, and consists of approximately 6000 acres of patented and unpatented claims. The project has excellent year-round access via state roads with existing infrastructures in place.

Exploration history

The property was operated by Alta Gold in the late 1990’s and completed a feasibility study in 1997. The Olinghouse Project hosts an historic geologic resource (Alta Gold Feasibility Study 1997) based on over 600 drills holes collared at 100 ft. centers. Nevada Canyon considers this historical estimate to be reliable and relevant, however a qualified person has not done sufficient work to classify the estimate as a current estimate of mineral resources, and therefore it is not treating this historic estimate as current compliant mineral resources. The project’s current owner, Lake Mountain Mining, LLC, is currently reviewing its financing plans for additional exploration, required permitting, economic studies and various capital expenditures towards a production re-start decision in the near future. A large portion of the Olinghouse Property remains relatively unexplored. The historical mineralized resource is open at depth and along strike. The project has excellent potential to increase the current gold resources in excess of 1M ounces.

Palmetto Project (Exploration Phase)

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

As of December 31, 2023, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

Figure 7: The Palmetto Project, location

Location and means of access

The Palmetto Project, consists of 116 unpatented mining claims totaling 2,217 acres located in sections 7-9 & 17-21, T1S, R34E., MDM within Esmeralda County, Nevada, in the southern portion of the Walker Lane gold trend.

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

Quality Assurance (QA/QC)

During the years ended December 31, 2022 and 2021, there have been no exploration or drilling samples collected by the Company, and as such, there are no preparation, analysis, or security details to describe. However, once the exploration programs commence, the Company plans to implement a quality control program to comply with industry best practices for sampling, chain of custody and analyses, including the following:

●	Certified gold reference standards, blanks and duplicates will be inserted at the core processing site as part of the QA/QC program in addition to the control samples inserted by the lab.
●	Samples will be prepared and analyzed by a reputable laboratory in the state of Nevada.
●	Samples analyzed for gold will use Fire Assay-AA techniques, with samples returning over 10 g/t gold analyzed using Fire Assay-Gravimetric methods.
●	Selected samples will be also analyzed with a standard 1 kg metallic screen fire assay.

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

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K/A because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected. We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this Annual Report.

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

Any such acquisition could be material to us. All transactions include risks associated with our ability to negotiate acceptable terms with counterparties. In addition, any such acquisition or other transaction may have other transaction-specific risks associated with it, including risks related to the completion of the transaction, the project, its operators, or the jurisdictions in which the project is located, and other risks discussed in this Annual Report on Form 10-K/A. There can be no assurance that any acquisitions completed will ultimately benefit us.

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

Common Stock Currently Outstanding

As of June 14, 2023, we had 11,077,394 shares of our common stock outstanding.

Holders

As of the date of this Annual Report on Form 10-K/A, we had 49 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K/A constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption “Management’s Discussion and Analysis” and elsewhere in this Form 10-K/A. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Amounts due to the Chief Executive Officer (“CEO”) (a)	$117,031	$144,031
Amounts due to a company controlled by the CEO (a)	360,000	360,000
Amounts due to a former director(b)	-	220,000
Amounts due to a company controlled by the former director (b)	-	240,000
Amounts due from a director for shares	-	(200)
Amounts due from a director for shares	-	(200)
Related party payables	$477,031	$963,631

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	During the year ended December 31, 2021, Mr. Levine resigned from the board of directors of the Company, therefore at December 31, 2022, the Company has reclassified $220,000 owed to Mr. Levine and $240,000 owed to a private company controlled by Mr. Levine as at December 31, 2021, from related party payables to regular accounts payable.

During the years ended December 31, 2022 and 2021, the Company had the following transactions with its related parties.

	Year ended December 31,
	2022	2021
Compensation incurred with CEO and director	$330,039	$-
Compensation incurred to a director	164,608	-
Compensation incurred to a director	493,824	-
Consulting fees paid to a company controlled by the CEO and director	20,000	-
Related party transactions	$1,008,471	$-

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

Item 9. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K/A, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K/A, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of June 14, 2023, we had 11,077,394 shares of common stock outstanding of which 7,000,000 was held by three shareholders.

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

Aside from the transactions noted above and in Item 11 of this Annual Report on Form 10-K/A, we had no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K/A, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Bylaws (6)
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (8)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (9)
10.08	Convertible Note Agreement (10)
10.09	Subscription Agreement (10)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (11)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (12)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (13)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (13)
10.14	Royalty Purchase Agreement, dated January 27, 2022 (14)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (15)
10.16	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (16)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (16)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (16)
21.1	List of significant subsidiaries of Nevada Canyon Gold Corp.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(13)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(15)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(16)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

June 14, 2023	/s/ Alan Day
Alan Day Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 14, 2023	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman, Chief Financial Officer (Principal Accounting Officer) and Director

June 14, 2023	/s/ Alan Day
Alan Day Director, Chief Executive Officer (Principal Executive Officer)

June 14, 2023	/s/ Robert F. List
Robert F. List Director

