Form 10-Q
period 2023-06-30
Nevada Canyon Gold Corp.
filed 2023-08-11
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

(888) 909-5548

Registrant’s telephone number, including area code

n/a

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NGLD	OTC Pink

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2023 the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 11,632,950.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$779,198	$1,007,018
Prepaid expenses	9,856	4,829
	789,054	1,011,847

Investment in equity securities	61,843	156,805
Mineral property interests	760,395	720,395
TOTAL ASSETS	$1,611,292	$1,889,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$809,796	$844,963
Related party payables	500,000	477,031
Total Liabilities	1,309,796	1,321,994

Commitments and Contingencies (Notes 5 and 9)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2023 and December 31, 2022
Common Stock: Authorized 100,000,000 common shares, $0.0001 par,	-	-
11,077,394 issued and outstanding as of June 30, 2023 and December 31, 2022	1,107	1,107
Additional paid-in capital	3,563,620	3,073,447
Obligation to issue shares	388,889	-
Accumulated deficit	(3,652,120)	(2,507,501)
	301,496	567,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,611,292	$1,889,047

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Operating expenses
Consulting fees	$124,167	$7,597	$179,493	$21,726
Director and officer compensation	421,440	313,417	723,506	358,191
General and administrative expenses	50,851	5,876	75,565	10,741
Professional fees	70,320	48,010	76,320	56,332
Transfer agent and filing fees	3,868	2,545	8,590	9,800
Total operating expenses	(670,646)	(377,445)	(1,063,474)	(456,790)

Other income (expense)
Amortization of debt discount	-	(174,830)	-	(301,392)
Fair value gain (loss) on equity investments	(6,224)	(163,284)	(94,962)	203,850
Foreign exchange gain (loss)	4	(8,211)	4	(967)
Interest income	7,321	827	13,813	888
Realized gain (loss) on equity investments	-	(56,325)	-	211,530
Total other income (expense)	1,101	(401,823)	(81,145)	113,909
Net loss	$(669,545)	$(779,268)	$(1,144,619)	$(342,881)

Net loss per common share - basic	$(0.09)	$(0.29)	$(0.16)	$(0.13)
Net loss per common share - diluted	$(0.09)	$(0.29)	$(0.16)	$(0.13)
Weighted average number of common shares outstanding :
Basic	7,074,061	2,680,093	7,074,061	2,680,093
Diluted	7,074,061	2,680,093	7,074,061	2,680,093

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation	Additional		Total
	Shares	Amount	to Issue Shares	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2021	8,685,093	$868	$-	$1,190,522	$(951,446)	$239,944

Stock-based compensation - directors and CEO	-	-	-	44,774	-	44,774
Net income for the three months ended March 31, 2022	-	-	-	-	436,387	436,387
Balance, March 31, 2022	8,685,093	868	-	1,235,296	(515,059)	721,105

Stock-based compensation - directors and CEO	-	-	-	313,417	-	313,417
Net loss for the three months ended June 30, 2022	-	-	-	-	(779,268)	(779,268)
Balance, June 30, 2022	8,685,093	$868	$-	$1,548,713	$(1,294,327)	$255,254

Balance, December 31, 2022	11,077,394	$1,107	$-	$3,073,447	$(2,507,501)	$567,053

Stock-based compensation - consultants	-	-	38,889	-	-	38,889
Stock-based compensation - officer	-	-	58,333	-	-	58,333
Stock-based compensation - directors and CEO	-	-	-	243,733	-	243,733
Net loss for the three months ended March 31, 2023	-	-	-	-	(475,074)	(475,074)
Balance, March 31, 2023	11,077,394	1,107	97,222	3,317,180	(2,982,575)	432,934

Stock-based compensation - consultants	-	-	116,667	-	-	116,667
Stock-based compensation - officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	246,440	-	246,440
Net loss for the three months ended June 30, 2023	-	-	-	-	(669,545)	(669,545)
Balance, June 30, 2023	11,077,394	$1,107	$388,889	$3,563,620	$(3,652,120)	$301,496

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(1,144,619)	$(342,881)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	301,392
Fair value loss (gain) on equity investments	94,962	(203,850)
Foreign exchange loss	-	967
Realized gain on equity investments	-	(211,530)
Stock-based compensation - directors and CEO	490,173	358,191
Stock-based compensation - consulting fees	155,556	-
Stock-based compensation - officer	233,333	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,027)	(21,182)
Accounts payable	(15,167)	(12,104)
Accrued interest payable	-	(42,905)
Related party payables	(17,031)	(27,000)
Net cashed used in operating activities	(207,820)	(200,902)

INVESTING ACTIVITIES:
Sale of equity investments	-	614,658
Acquisition of mineral property interests	(20,000)	(410,000)
Net cash provided by (used in) investing activities	(20,000)	204,658

FINANCING ACTIVITIES:
Cash received on subscription to shares	-	400
Net cash provided by financing activities	-	400

Effects of foreign currency exchange on cash	-	(967)

Net increase (decrease) in cash	(227,820)	3,189
Cash, at beginning of period	1,007,018	1,420,864
Cash, at end of period	$779,198	$1,424,053

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mineral interests acquired with related parties payables, net	$20,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K, as amended. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Restricted stock with performance conditions is only included in the diluted EPS calculation to the extent that performance conditions have been met at the measurement date. Dilutive effect of the restricted stock is determined using the treasury stock method. Shares that have been distributed but not yet vested and thus excluded from the weighted average shares calculation, were 4,003,333 and 6,005,000 at June 30, 2023 and 2022, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Amounts due to a Chairman of the board, Chief Financial Officer (“CFO”) and former Chief Executive Officer (“CEO”) and President (a)	$100,000	$117,031
Amounts due to a company controlled by the Chairman of the board, CFO, and former CEO and President (a)	360,000	360,000
Amounts due to companies controlled by the current CEO, President, and director (a,b)	40,000	-
Related party payables	$500,000	$477,031

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	This amount includes annual property payment totaling $20,000 for Agai-Pah Property due to MSM Resource, L.L.C. (“MSM”), and $20,000 for Belshazzar Property due to Belshazzar Holdings, L.L.C (“Belshazzar”), the entities controlled by Alan Day, the Company’s CEO, President, and director, who is also the managing member of MSM and Belshazzar.

During the three- and six-month periods ended June 30, 2023 and 2022, the Company had the following transactions with its related parties:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Director compensation incurred to the Chairman of the board, CFO and former CEO and President	$82,283	$104,646	$163,663	$119,596
Director compensation incurred to a director	41,039	52,193	81,627	59,649
Director compensation incurred to CEO, President, and director	123,118	156,578	244,883	178,946
Officer compensation incurred to VP of Operations	175,000	-	233,333	-
Related party transactions	$421,440	$313,417	$723,506	$358,191

See Note 5 - Mineral Property Interests for further information on related party transactions and Note 7 - Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 5 – MINERAL PROPERTY INTERESTS

As of June 30, 2023, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

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

During the three- and six-month periods ended June 30, 2023 and 2022, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three- and six-month periods ended June 30, 2023 and 2022, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property

On May 19, 2021, the Company entered into exploration lease with option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C., a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO, President, and director of the Company.

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

The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by MSM, and made the first $20,000 anniversary payment on June 20, 2022. As at June 30, 2023, the Company accrued the second $20,000 anniversary payment.

During the three- and six-month periods ended June 30, 2023 and 2022, the Company did not incur any expenses associated with the Agai-Pah Property.

Belshazzar Property

On June 4, 2021, the Company entered into exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO, President, and director of the Company.

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

The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by BH, and made the first $20,000 anniversary payment on June 20, 2022. As at June 30, 2023, the Company accrued the second $20,000 anniversary payment.

During the three- and six-month periods ended June 30, 2023 and 2022, the Company did not incur any expenses associated with the Belshazzar Property.

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

During the three- and six-month periods ended June 30, 2023 and 2022, the Company did not incur any expenses associated with the Swales Property.

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

During the three- and six-month periods ended June 30, 2023 and 2022, the Company did not incur any additional expenses associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, the Company’s CEO, President, and director, is also a director and Vice-President of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the three- and six-month periods ended June 30, 2023 and 2022, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 6 – EQUITY INVESTMENT

As at June 30, 2023 and December 31, 2022, the Company’s equity investments consist of 511,750 common shares of Walker River Resources Corp. (“WRR”).

At June 30, 2023 and December 31, 2022, the fair value of the equity investment was $61,843 and $156,805, respectively, based on the market price of WRR Shares at June 30, 2023 and December 31, 2022, respectively. Fair value is measured using Level 1 inputs in the fair value hierarchy. During the three-month period ended June 30, 2023 the revaluation of the equity investment in WRR resulted in a $6,224 loss on the change in fair value of the equity investments (June 30, 2022 - $163,284). During the six-month period ended June 30, 2023 the revaluation of the equity investment in WRR resulted in a $94,962 loss on the change in fair value of the equity investments (June 30, 2022 - $203,850 gain).

The Company did not sell any WRR Shares during the three- and six-month periods ended June 30, 2023. During the three-month period ended June 30, 2022, the Company sold 500,000 WRR Shares for net proceeds of $219,763. The Company recorded a net realized loss of $56,325 on the sale of WRR Shares. During the six-month period ended June 30, 2022, the Company sold 1,171,083 WRR Shares for net proceeds of $614,658. The Company recorded a net realized gain of $211,530 on the sale of WRR Shares.

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

Equity transactions during the three- and six-month periods ended June 30, 2023:

During the three- and six-month periods ended June 30, 2023 and 2022, the Company recognized share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Directors and CEO	$246,440	$313,417	$490,173	$358,191
Officer – VP of Operations	175,000	-	233,333	-
Consultants	116,667	-	155,556	-
	$538,107	$313,417	$879,062	$358,191

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

As stated above, the Company distributed all of the awarded shares prior to vesting. As at June 30, 2023, 2,001,667 shares have vested and 4,003,333 shares are unvested. As of June 30, 2023, unvested compensation related to the Director Shares of $1,486,769 will be recognized over the next 1.5 years.

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s newly appointed Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began.

As of June 30, 2023, the shares vested under the VP Agreement but not yet distributed totaled 333,333. These shares were issued on July 5, 2023. Unvested compensation related to the Shares to be issued under the VP Agreement of $1,166,667 will be recognized over the next 1.67 years.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began.

As of June 30, 2023, the shares vested under the Consulting Agreements but not yet distributed totaled 222,222. These shares were issued on July 5, 2023. Unvested compensation related to the Shares to be issued under the Consulting Agreements of $1,244,444 will be recognized over the next 2.67 years.

Warrants and Options

During the six-month period ended June 30, 2023 and for the year ended December 31, 2022, the Company did not have any warrants or options issued and exercisable.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2021, the Company received $980,000 in cash proceeds under the convertible promissory notes financing, in addition, the Company’s existing debt holder agreed to convert $15,064 the Company owed on account of unsecured, non-interest-bearing note payable due on demand into a convertible promissory note for a total of $20,000. The convertible promissory notes (the “Notes”) were due in twelve months after their issuances (the “Maturity Date”) and accrued interest at a rate of 15% per annum. During the three- and six-month periods ended June 30, 2022, the Company recorded $174,830 and $301,392 in amortization of debt discount on the Notes, respectively. The balance of the Notes at December 31, 2022 was $Nil as all of the notes were paid or converted into shares of the Company’s common stock during the year ended December 31, 2022.

NOTE 9 – CONTRACTUAL AGREEMENTS

On February 3, 2023, the Company entered into a public relations services agreement (the “Agreement”) with Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) to develop an investor outreach program. The Agreement is for a six-month term. During the six-month period ended June 30, 2023 the Company paid $40,000, which were recognized as general and administrative expenses for the quarter ended June 30, 2023. Subsequent to June 30, 2023, the Company paid an additional $20,000 to Think Ink to continue its services.

On April 5, 2023, the Company entered into a consulting services agreement (the “Warm Springs Agreement”) with Warm Springs Consulting LLC. (“Warm Springs”) to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States. The Warm Springs Agreement is for a nine-month term, and the Company agreed to an initial budget of $115,525, of which $65,820 was paid during the quarter ended June 30, 2023, and was expensed during the same period as part of professional fees.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to June 30, 2023, the Company received $323,911 in net subscriptions to 432,914 units of the Company’s common stock under the offering of up to 12,500,000 units (the “Units”) of the Company’s securities pursuant to Regulation A, which was made effective on September 27, 2022. The Unit consists of one share of the Company’s common stock and a warrant to purchase a share of common stock at an exercise price of $1.20 over the next two years.

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

Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	management’s plans, objectives and budgets for its future operations and future economic performance;
●	capital budget and future capital requirements;
●	meeting future capital needs;
●	our dependence on management and the need to recruit additional personnel;
●	limited trading for our common stock;
●	the level of future expenditures;
●	impact of recent accounting pronouncements;
●	the outcome of regulatory and litigation matters; and
●	the assumptions described in this report underlying such forward-looking statements.

Actual results and developments may materially differ from those expressed in, or implied by, such statements due to a number of factors, including:

●	those described in the context of such forward-looking statements;
●	future product development and marketing costs;
●	the markets of our domestic operations;
●	the impact of competitive products and pricing;
●	the political, social and economic climate in which we conduct operations; and
●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Offering Statement Pursuant to Regulation A (SEC File No. 000-55600).

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and six-month periods ended June 30, 2023 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2023 and 2022, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K, as amended, for the year ended December 31, 2022.

Results of Operations

Three- and six-month periods ended June 30, 2023, compared to the three- and six-month periods ended June 30, 2022:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2023	2022	periods	2023	2022	periods
Operating expenses
Consulting fees	$124,167	$7,597	$116,570	$179,493	$21,726	$157,767
Director and officer compensation	421,440	313,417	108,023	723,506	358,191	365,315
General and administrative expenses	50,851	5,876	44,975	75,565	10,741	64,824
Professional fees	70,320	48,010	22,310	76,320	56,332	19,988
Transfer agent and filing fees	3,868	2,545	1,323	8,590	9,800	(1,210)
Total operating expenses	(670,646)	(377,445)	293,201	(1,063,474)	(456,790)	606,684
Other income (expense)
Amortization of debt discount	-	(174,830)	(174,830)	-	(301,392)	(301,392)
Fair value gain (loss) on equity investments	(6,224)	(163,284)	(157,060)	(94,962)	203,850	(298,812)
Foreign exchange gain (loss)	4	(8,211)	(8,215)	4	(967)	(971)
Interest income	7,321	827	6,494	13,813	888	12,925
Realized gain (loss) on equity investment	-	(56,325)	(56,325)	-	211,530	(211,530)
Total other income (expense)	1,101	(401,823)	(402,924)	(81,145)	113,909	(195,054)
Net loss	$(669,545)	$(779,268)	$(109,723)	$(1,144,619)	$(342,881)	$801,738

Revenues

We had no revenues for the three- and six-month periods ended June 30, 2023 and 2022. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three- and six-month periods ended June 30, 2023 and 2022 included general and administrative expenses, professional fees, director and officer compensation, consulting fees, and transfer agent and filing fees.

During the three-month period ended June 30, 2023, our operating expenses increased by $293,201 or 78%, to $670,646 as compared to $377,445 for the three months ended June 30, 2022. This change was associated with $421,440 in director and officer compensation we recorded on the shares that we distributed to our three directors on December 30, 2021, and with the vesting of share awards we granted to our VP of Operations on February 24, 2023. During comparative three-month period ended June 30, 2022, we recorded $313,417 in director and officer compensation. Our consulting fees increased by $116,570, from $7,597 we incurred during the three-month period ended June 30, 2022, to $124,167 we incurred during the current period ended June 30, 2023, and which were associated with the vesting of shares awarded to consultants for their services in March 2023; our general and administrative expenses increased by $44,975, from $5,876 we incurred during the three-month period ended June 30, 2022, to $50,851 we incurred during the three-month period ended June 30, 2023. This increase was associated with the investor outreach program we started in the second quarter of our Fiscal 2023. Our professional fees increased by $22,310, from $48,010 we incurred during the three-month period ended June 30, 2022, to $70,320 we incurred during the three-month period ended June 30, 2023. The professional fees increased as a result of a consulting agreement with Warm Springs Consulting LLC. (“Warm Springs”) to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States. Our transfer agent and filing fees increased by $1,323, from $2,545 we incurred during the three-month period ended June 30, 2022, to $3,868 we incurred during the three-month period ended June 30, 2023.

On a year-to-date basis, our operating expenses increased by $606,684 or 133%, to $1,063,474 as compared to $456,790 for the six months ended June 30, 2022. This change was associated with $723,506 in director and officer compensation we recorded on the shares that we distributed to our three directors on December 30, 2021, and with the vesting of share awards we granted to our VP of Operations on February 24, 2023. During comparative six-month period ended June 30, 2022, we recorded $358,191 in director and officer compensation. Our consulting fees increased by $157,767, from $21,726 we incurred during the six-month period ended June 30, 2022, to $179,493 we incurred during the current period ended June 30, 2023, and which were associated with the vesting of shares awarded to consultants for their services in March 2023; our general and administrative expenses increased by $64,824, from $10,741 we incurred during the six-month period ended June 30, 2022, to $75,565 we incurred during the six-month period ended June 30, 2023. This increase was associated with the investor outreach program we started in the second quarter of our Fiscal 2023. Our professional fees increased by $19,988, from $56,332 we incurred during the six-month period ended June 30, 2022, to $76,320 we incurred during the six-month period ended June 30, 2023. The professional fees increased as a result of the consulting agreement with Warm Springs to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States. The above increases were in part offset by the transfer agent and filing fees, which decreased by $1,210, from $9,800 we incurred during the six-month period ended June 30, 2022, to $8,590 we incurred during the six-month period ended June 30, 2023.

Other Income (Expenses)

During the three-month period ended June 30, 2023, we recognized $6,224 loss on fair value of investments in equity securities (2022 – $163,284). The loss resulted from revaluation of Walker River Resources Corp. (“WRR”) Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.18 per share at March 31, 2023, to CAD$0.16 per share at June 30, 2023, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $7,321 in interest revenue (2022 - $827) and recorded $4 gain (2022 - $8,211 loss) on foreign exchange associated with the funds held in Canadian dollars.

During the six-month period ended June 30, 2023, we recognized $94,962 loss on fair value of investments in equity securities (2022 – $203,850 gain). The loss resulted from revaluation of WRR Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.415 per share at December 31, 2022, to CAD$0.16 per share at June 30, 2023, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. We earned $13,813 in interest revenue (2022 - $888) and recorded $4 gain (2022 - $967 loss) on foreign exchange associated with the funds held in Canadian dollars.

During the comparative three-month period ended June 30, 2022, we recorded $56,325 loss on investments in equity securities which was associated with the sale of 500,000 WRR Shares for net proceeds of $219,763. In addition, we recorded $174,830 amortization of debt discount associated with the beneficial conversion we recognized on the convertible notes payable we issued in October of 2021. We did not have similar transactions during the three-month period ended June 30, 2023.

During the comparative six-month period ended June 30, 2022 we recorded $211,530 gain on equity investments which was associated with the sale of 1,171,083 WRR Shares for net proceeds of $614,658. In addition, we recorded $301,392 amortization of debt discount associated with the beneficial conversion we recognized on the convertible notes payable we issued in October of 2021. We did not have similar transactions during the six-month period ended June 30, 2023.

Net Loss

During the three months ended June 30, 2023, we incurred net loss of $669,545, as compared to net loss of $779,268 we generated during the three-month period ended June 30, 2022. This change mainly resulted from absence of sales of WRR Shares resulting in no realized loss or gain recorded on equity investments, as compared to $56,325 realized loss for the three-month period ended June 30, 2023, and reduced fluctuation of WRR Share price which resulted in fair value loss of $6,224, as compared to $163,284 loss we recorded during the comparative period. In addition, since we converted October 2021 notes payable during the year ended December 31, 2022, there was no amortization of debt discount for the three-month period ended June 30, 2023, as compared to $174,830 loss in the comparative period. These decreases were in part offset by increased director and officer compensation of $421,440, which increased from $313,417 for the period ended June 30, 2022, an increase in consulting fees from $7,597 for the period ended June 30, 2022, to $124,167 for the period ended June 30, 2023, and an increase in professional fees from $48,010 for the period ended June 30, 2022, to $70,320 for the period ended June 30, 2023.

During the six months ended June 30, 2023, we incurred net loss of $1,144,619, as compared to net loss of $342,881 we generated during the six-month period ended June 30, 2022. This change mainly resulted from absence of sales of WRR Shares resulting in no realized loss or gain recorded on equity investments to date in 2023, as compared to $211,530 realized gain for the six-month period ended June 30, 2022, and reduced fluctuation of WRR Share price which resulted in fair value loss of $94,962, as compared to $203,850 gain we recorded during the comparative period. In addition, since we converted October 2021 notes payable during the year ended December 31, 2022, there was no amortization of debt discount for the six-month period ended June 30, 2023, as compared to $301,392 expense in the comparative period. These decreases were offset by increased director and officer compensation of $723,506, which increased from $358,191 for the period ended June 30, 2022, an increase in consulting fees from $21,726 for the period ended June 30, 2022, to $179,493 for the period ended June 30, 2023, and an increase in professional fees from $56,332 for the period ended June 30, 2022, to $76,320 for the period ended June 30, 2023.

Liquidity and Capital Resources

	June 30, 2023	December 31, 2022

Current assets	$789,054	$1,011,847
Current liabilities	1,309,796	1,321,994
Working capital deficit	$(520,742)	$(310,147)

As of June 30, 2023, we had a cash balance of $779,198 and working capital deficit of $520,742 with cash flows used in operations totaling $207,820 for the period then ended. During the six months ended June 30, 2023, our operations were funded with cash on hand, which was generated by selling our investment in WRR Shares during the year ended December 31, 2022, and from the issuance of convertible notes payable in October 2021. Our operating activities did not generate sufficient cash flows to satisfy our cash requirements for the six-month period ended June 30, 2023. Due to the exploration rather than the production nature of our business, there is no assurance that we will be able to generate sufficient cash from our operations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to continue selling our equity investments in WRR or raise additional financing by borrowing funds or issuing our equity. There can be no assurance that we will be successful in our efforts to raise additional capital.

Cash Flow

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities	$(207,820)	$(200,902)
Cash flows provided by (used in) investing activities	(20,000)	204,658
Cash flows provided by financing activities	-	400
Effects of foreign currency translation on cash	-	(967)
Net increase (decrease) in cash during the period	$(227,820)	$3,189

Net cash used in operating activities

During the six months ended June 30, 2023, our net cash used in operating activities increased by $6,918, or 3%, to $207,820 for the six months ended June 30, 2023, compared with $200,902 for the comparative period in 2022. During the six months ended June 30, 2023, we used $170,595 to cover our cash operating costs, which were determined by reducing the net loss of $1,144,619 the Company incurred during the period, by non-cash items included in the net loss of $974,024; we used $5,027 to increase our prepaid expenses, and $17,031 to reduce amounts due to our related parties. These uses of cash were further increased by $15,167 decrease in accounts payable and accrued liabilities.

During the six months ended June 30, 2022, our net cash used in operating activities increased by $149,363, or 290%, to $200,902, compared with $51,539 for the comparative period in 2021. During the six months ended June 30, 2022, we used $97,711 to cover our cash operating costs, which were determined by reducing the net loss of $342,881 the Company incurred during the period, by non-cash items included in the net loss of $245,170; we used $12,104 to decrease our accounts payable and accrued liabilities, $27,000 to decrease amounts due to our related parties, and $21,182 to increase our prepaid expenses, of which $39,250 were associated with prepaid share issuance costs related to our offering of up to 12,500,000 units (the “Units”) of our securities pursuant to Regulation A. In additional $42,905 were used to pay interest accrued on a convertible note payable.

Adjustments to reconcile net loss to net cash used in operating activities

During the six months ended June 30, 2023, we recognized $94,962 loss on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $490,173 in director compensation associated with the par-value shares we distributed to our directors on December 30, 2021, $233,333 and $155,556 we recorded as the vesting of shares awarded to our VP of Operations and to our consultants, respectively, in accordance with the consulting agreements we executed in February of 2023.

During the six months ended June 30, 2022, we recognized $203,850 gain on revaluation of fair value of equity investments associated with WRR Shares and recorded $211,530 gain on sale of 1,171,083 WRR Shares for net proceeds of $614,658 (CAD$769,400). In addition, we recognized $967 loss on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, and recorded $301,392 in amortization of debt discount associated with the convertible notes payable we issued in October 2021. In addition, we recorded $358,191 in director compensation associated with the par-value shares we distributed to our directors on December 30, 2021.

Net cash provided by (used in) investing activities

During the six-month period ended June 30, 2023, we used $20,000 to make an option payment on our Swales Property, which we accrued in December of 2022.

During the six-month period ended June 30, 2022, we generated $614,658 on the sale of 1,171,083 WRR Shares. During the same period, we used $410,000 to acquire our mineral property interests.

Net cash provided by financing activities

During the six-month period ended June 30, 2023, we did not generate any funds from our financing activities.

During the six-month period ended June 30, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered distributed on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021.

Going Concern

At June 30, 2023, we had a working capital deficit of $520,742 and cash on hand of $779,198, which is sufficient enough to support our current plan of operations for the next 12-month period. Our investments in equity securities include 511,750 WRR Shares valued at $61,843. We have been using WRR Shares and may continue using them as a source of additional cash inflow. Subsequent to June 30, 2023, we have received $323,911 in net subscriptions to 432,914 units of our common stock under the offering of up to 12,500,000 units (the “Units”) of our securities pursuant to Regulation A. To support our operations beyond the 12-month period we may require additional funds; therefore, we continue to actively pursue other means of financing our operations through equity and/or debt financing. There can be no assurance that we will be able to procure funds sufficient to support our day-to-day operations and exploration programs. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

During the six months ended June 30, 2023, we used $20,000 to make an annual option payment on Swales Property.

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

We made the initial cash payment of $20,000 on November 6, 2021, and made the first $20,000 anniversary payment on June 20, 2022. The second $20,000 anniversary payment was accrued as at June 30, 2023.

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

We made the initial cash payment of $20,000 on November 6, 2021, and made the first $20,000 anniversary payment on June 20, 2022. The second $20,000 anniversary payment was accrued as at June 30, 2023.

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

Palmetto Project

On January 27, 2022, our wholly-owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Palmetto Project”), located in Esmeralda County, Nevada. Alan Day, our CEO, President, and director, is also a director and Vice-President of Smooth Rock.

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

We evaluate impairment of our long-lived assets whenever there is an indication that carrying value of the long-lived asset may not be recoverable. We have not recognized any impairment charge on our long-lived assets during the quarter ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 3, 2023, the Company entered into a public relations services agreement (the “Agreement”) with Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) to develop an investor outreach program. The Agreement is for a six-month term. During the six-month period ended June 30, 2023 the Company paid $40,000, which were recognized as general and administrative expenses for the quarter ended June 30, 2023. Subsequent to June 30, 2023, the Company paid an additional $20,000 to Think Ink to continue its services.

On April 5, 2023, the Company entered into a consulting services agreement (the “Warm Springs Agreement”) with Warm Springs Consulting LLC. (“Warm Springs”) to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States. The Warm Springs Agreement is for a nine-month term, and the Company agreed to an initial budget of $115,525, of which $65,820 was paid during the quarter ended June 30, 2023, and was expensed during the same period as part of professional fees.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (11)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023 (15)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
10.20	April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(15)	Incorporated by reference herein from the Form 10-Q filed by the Company on May 12, 2023.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

August 11, 2023	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
President and Member of the Board of Directors

