Form 10-Q
period 2023-09-30
Nevada Canyon Gold Corp.
filed 2023-11-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)..

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2023 the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 24,619,854.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$4,681,387	$1,007,018
Cash in escrow	5,301,782	-
Prepaid expenses	473,365	4,829
	10,456,534	1,011,847

Investment in equity securities	41,637	156,805
Mineral property interests	760,395	720,395
TOTAL ASSETS	$11,258,566	$1,889,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$812,743	$844,963
Related party payables	460,000	477,031
Total Liabilities	1,272,743	1,321,994

Commitments and Contingencies (Notes 5 and 10)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 17,588,126 and 11,077,394 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,758	1,107
Additional paid-in capital	8,741,746	3,073,447
Obligation to issue shares	5,569,667	-
Accumulated deficit	(4,327,348)	(2,507,501)
	9,985,823	567,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,258,566	$1,889,047

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Operating expenses
Consulting fees	$121,042	$4,500	$300,535	$26,226
Director and officer compensation	424,150	316,862	1,147,656	675,053
Exploration	21,023	20,758	21,556	20,758
General and administrative	69,922	4,237	144,954	14,978
Professional fees	23,794	13,258	100,114	69,590
Transfer agent and filing fees	3,169	1,935	11,759	11,735
Total operating expenses	663,100	361,550	1,726,574	818,340

Other income (expense)
Interest expense	-	(1,623)	-	(1,623)
Amortization of debt discount	-	(396,143)	-	(697,535)
Fair value gain (loss) on equity investments	(20,206)	(40,737)	(115,168)	163,113
Foreign exchange loss	(4)	(15)	-	(982)
Interest income	8,082	4,397	21,895	5,285
Realized gain on equity investments	-	-	-	211,530
Total other income (expense)	(12,128)	(434,121)	(93,273)	(320,212)
Net loss	$(675,228)	$(795,671)	$(1,819,847)	$(1,138,552)

Net income (loss) per common share - basic and diluted	$(0.07)	$(0.30)	$(0.23)	$(0.42)
Weighted average number of common shares outstanding :
Basic and diluted	9,109,468	2,680,093	7,759,985	2,680,093

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation to Issue	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2021	8,685,093	$868	$-	$1,190,522	$(951,446)	$239,944

Stock-based compensation - directors and CEO	-	-	-	44,774	-	44,774
Net income for the three months ended March 31, 2022	-	-	-	-	436,387	436,387
Balance, March 31, 2022	8,685,093	868	-	1,235,296	(515,059)	721,105

Stock-based compensation - directors and CEO	-	-	-	313,417	-	313,417
Net loss for the three months ended June 30, 2022	-	-	-	-	(779,268)	(779,268)
Balance, June 30, 2022	8,685,093	868	-	1,548,713	(1,294,327)	255,254

Stock-based compensation - directors and CEO	-	-	-	316,862	-	316,862
Net loss for the three months ended September 30, 2022	-	-	-	-	(795,671)	(795,671)
Balance, September 30, 2022	8,685,093	$868	$-	$1,865,575	$(2,089,998)	$(223,555)

Balance, December 31, 2022	11,077,394	$1,107	$-	$3,073,447	$(2,507,501)	$567,053

Stock-based compensation - consultants	-	-	38,889	-	-	38,889
Stock-based compensation - officer	-	-	58,333	-	-	58,333
Stock-based compensation - directors and CEO	-	-	-	243,733	-	243,733
Net loss for the three months ended March 31, 2023	-	-	-	-	(475,074)	(475,074)
Balance, March 31, 2023	11,077,394	1,107	97,222	3,317,180	(2,982,575)	432,934

Stock-based compensation - consultants	-	-	116,667	-	-	116,667
Stock-based compensation - officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	246,440	-	246,440
Net loss for the three months ended June 30, 2023	-	-	-	-	(669,545)	(669,545)
Balance,June 30, 2023	11,077,394	1,107	388,889	3,563,620	(3,652,120)	301,496

Shares issued for cash	5,537,260	554	-	4,429,254	-	4,429,808
Shares to be issued for cash in escrow	-	-	5,569,667	-	-	5,569,667
Share issuance costs	-	-	-	(182,236)	-	(182,236)
Shares issued on exercise of warrants	1,250	-	-	1,500	-	1,500
Stock-based compensation - consultants	-	-	-	116,667	-	116,667
Stock-based compensation - officer	-	-	-	175,000	-	175,000
Stock-based compensation - directors and CEO	-	-	-	249,149	-	249,149
Vested shares distributed	972,222	97	(388,889)	388,792		-
Net loss for the three months ended September 30, 2023	-	-	-	-	(675,228)	(675,228)
Balance,September 30, 2023	17,588,126	$1,758	$5,569,667	$8,741,746	$(4,327,348)	$9,985,823

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(1,819,847)	$(1,138,552)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	697,535
Fair value loss (gain) on equity investments	115,168	(163,113)
Foreign exchange loss	-	982
Realized gain on equity investments	-	(211,530)
Stock based compensation - directors and CEO	739,322	675,053
Stock based compensation - consultants	272,223	-
Stock based compensation - officer	408,333	-
Changes in operating assets and liabilities:
Prepaid expenses	(291,651)	(70,566)
Accounts payable	(12,220)	(26,122)
Accrued interest payable	-	(63,473)
Related party payables	(17,031)	(27,000)
Net cash used in operating activities	(605,703)	(326,786)

INVESTING ACTIVITIES:
Sale of equity investments	-	614,658
Acquisition of mineral property interests	(60,000)	(410,000)
Net cash provided by (used in) investing activities	(60,000)	204,658

FINANCING ACTIVITIES:
Cash received on subscription to shares	4,429,808	400
Share issuance cash costs	(182,236)	-
Escrowed cash received on subscription to shares	5,569,667	-
Share issuance cash costs on shares to be issued	(176,885)	-
Cash received on exercise of warrants	1,500	-
Net cash provided by financing activities	9,641,854	400

Effects of foreign currency exchange on cash	-	(982)

Net increase (decrease) in cash and restricted cash	8,976,151	(122,710)
Cash and restricted cash, at beginning of period	1,007,018	1,420,864
Cash and restricted cash, at end of period	$9,983,169	$1,298,154

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mineral interests acquired with related parties payables, net	$40,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in the business of acquiring and exploring mineral properties and royalty interests and has not generated or realized any revenues from these business operations. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

As of September 30, 2023, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these condensed consolidated financial statements, the Company has sufficient cash including escrowed cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under offering statement on Form 1-A (the “Offering”), and expected future cash inflows from the Offering and future financing the management is planning to undertake.

While the Company believes it has the financial resources to continue its operations for the next 12 months, it is important to note that there are inherent uncertainties in projecting future cash flows, and there can be no assurance that these projections will be realized. The Company continues to closely monitor its financial position, market conditions, and other factors that may impact its ability to continue as a going concern. Management’s assessment is based on the information available as of the date of this report. If unforeseen events, adverse market conditions, or other factors negatively affect the Company’s financial position in the future, there may be a need to adjust the going concern assessment. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event that the Company’s ability to continue as a going concern becomes doubtful, adjustments to the carrying values of assets and liabilities, as well as additional disclosures, would be necessary.

In prior reporting periods, the Company concluded that substantial doubt regarding its ability to continue as a going concern existed. The cash received from sale of its common stock in the three month period ended September 30, 2023 (Note 7), alleviated the substantial doubt.

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K, as amended. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock. Shares that have been distributed but not yet vested and thus excluded from the weighted average shares calculation, were 4,003,333 and 6,005,000 at September 30, 2023 and 2022, respectively (Note 7).

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Amounts due to a Chairman of the board, Chief Financial Officer (“CFO”) and former Chief Executive Officer (“CEO”) and President (a)	$100,000	$117,031
Amounts due to a company controlled by the Chairman of the board, CFO, and former CEO and President (a)	360,000	360,000
Total related party payables	$460,000	$477,031

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three- and nine-month periods ended September 30, 2023 and 2022, the Company had the following transactions with its related parties:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Director compensation incurred to the Chairman of the board, CFO and former CEO and President	$83,188	$105,797	$246,851	$225,392
Director compensation incurred to a director	41,490	52,766	123,118	112,415
Director compensation incurred to CEO, President, and director	124,471	158,299	369,353	337,246
Officer compensation incurred to VP of Operations	175,000	-	408,333	-
Total related party transactions	$424,149	$316,862	$1,147,655	$675,053

See Note 5 - Mineral Property Interests for further information on related party transactions and Note 7 - Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 5 – MINERAL PROPERTY INTERESTS

As of September 30, 2023, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

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

During the three and nine months ended September 30, 2023 and 2022, the Company paid $2,543 (2022 - $2,543) for its mineral property interests in Lazy Claims, of which $2,000 (2022 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2022 - $543) was associated with the annual mining claim fees payable to the Bureau of Land Management (the “BLM”). These fees were recorded as part of the Company’s exploration expenses.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three and nine months ended September 30, 2023 and 2022, the Company paid $4,791 (2022 - $4,791) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by MSM, made the first $20,000 anniversary payment on June 20, 2022, and made the second anniversary payment on August 10, 2023.

During the three and nine months ended September 30, 2023 and 2022, the Company paid $3,552 (2022 - $3,552) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

The Company made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by BH, made the first $20,000 anniversary payment on June 20, 2022, and made the second anniversary payment on August 10, 2023.

During the three and nine months ended September 30, 2023 and 2022, the Company paid $2,825 (2022 - $2,660) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

Full consideration of the Swales Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Swales Property Agreement on December 27, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price.

The Company made the initial cash payment of $20,000 on January 15, 2022, and made the first $20,000 anniversary payment on March 14, 2023, which was initially accrued at December 31, 2022.

During the three and nine months ended September 30, 2023 and 2022, the Company paid $7,092 (2022 - $7,092) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses

Olinghouse Project

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

During the three- and nine-month periods ended September 30, 2023 and 2022, the Company did not incur any additional expenses associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, the Company’s CEO, President, and director, is also a director and CEO of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the three- and nine-month periods ended September 30, 2023 and 2022, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 6 – INVESTMENT IN EQUITY SECURITIES

As at September 30, 2023 and December 31, 2022, the Company’s equity investments consist of 511,750 common shares of Walker River Resources Corp. (“WRR”).

At September 30, 2023 and December 31, 2022, the fair value of the equity investment was $41,637 and $156,805, respectively, based on the market price of WRR Shares at September 30, 2023 and December 31, 2022, respectively. Fair value is measured using Level 1 inputs in the fair value hierarchy. During the three-month period ended September 30, 2023 the revaluation of the equity investment in WRR resulted in a $20,206 loss on the change in fair value of the equity investments (September 30, 2022 - $40,737). During the nine-month period ended September 30, 2023 the revaluation of the equity investment in WRR resulted in a $115,168 loss on the change in fair value of the equity investments (September 30, 2022 - $163,113 gain).

The Company did not sell any WRR Shares during the three- and nine-month periods ended September 30, 2023. During the three-month period ended September 30, 2022, the Company did not sell any WRR Shares. During the nine-month period ended September 30, 2022, the Company sold 1,171,083 WRR Shares for net proceeds of $614,658. The Company recorded a net realized gain of $211,530 on the sale of WRR Shares.

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

Units issued under offering statement on Form 1-A

During the three-month period ended September 30, 2023, the Company issued a total of 5,537,260 units of its common stock pursuant to its offering statement on Form 1-A (the “Offering”), which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2022, and which was qualified on September 27, 2022. Each unit is comprised of one common share (a “Common Share”), and one common share purchase warrant (a “Warrant”) to purchase one additional common share (a “Warrant Share”) at an exercise price of $1.20 per Warrant Share, expiring 24 months from the issuance date.

The Units were issued in three separate tranches as follows:

Effective date	Number of units issued	Gross proceeds	Share issuance costs – cash	Share issuance costs – agent warrants	Net proceeds
July 27, 2023	432,914	$346,331	$26,178	$3,404	$320,153
August 28, 2023	2,886,124	2,308,899	86,960	22,690	2,221,939
September 23, 2023	2,218,222	1,774,578	69,098	17,439	1,705,480
Total	5,537,260	$4,429,808	$182,236	$43,533	$4,247,572

The Company paid a total of $225,769 in share issuance costs of which $43,533 were associated with issuance of 55,373 agent warrants (the “Agent Warrants”). The Agent Warrants are exercisable at $1.20 and expire 5 years from the issuance date. The fair value of the Agent Warrants was determined using Black-Scholes Option Pricing Model with the following assumptions: expected life of 5 years, risk-free interest rate of 4.67%, expected dividend yield - $Nil, and expected share price volatility of 216%.

As of September 30, 2023, the Company received subscriptions for an additional 6,962,083 units for total gross proceeds of $5,569,666 (the “Final Tranches”), which were recorded as obligation to issue shares. The share issuance costs associated with the Final Tranches totaling $176,885 were recorded as deferred share issuance costs and were included in prepaid expenses. The Company agreed to issue 69,621 Agent Warrants relating to the Final Tranches, which are valued at $54,734. These Agent Warrants were issued subsequent to September 30, 2023.

During the nine-month period ended September 30, 2023, the Company issued 1,250 Common Shares for total proceeds to the Company of $1,500 on exercise of a Warrant issued as part of the Offering.

Share-based compensation

During the three- and nine-month periods ended September 30, 2023 and 2022, the Company recognized share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Directors and CEO	$249,149	$316,862	$739,322	$676,053
Officer – VP of Operations	175,000	-	408,333	-
Consultants	116,667	-	272,223	-
	$540,816	$316,862	$1,419,878	$676,053

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

As stated above, the Company distributed all of the awarded shares prior to vesting. As at September 30, 2023, 2,001,667 shares have vested and 4,003,333 shares are unvested. As of September 30, 2023, unvested compensation related to the Director Shares of $1,237,620 will be recognized over the next 1.25 years.

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

On July 5, 2023, the Company issued 333,333 shares as these shares had vested as of June 30, 2023, and on September 30, 2023, the Company issued a further 250,000 shares, which vested as of that date. As at September 30, 2023, the Company had distributed a total of 583,333 shares under the VP Agreement.

Unvested compensation related to the shares to be issued under the VP Agreement of $991,667 will be recognized over the next 1.42 years.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly . The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began.

On July 5, 2023, the Company issued a total of 222,222 shares as these shares had vested as of June 30, 2023, and on September 30, 2023, the Company issued a further 166,667 shares, which vested as of that date. As at September 30, 2023, the Company had distributed a total of 388,889 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $1,127,778 will be recognized over the next 2.42 years.

Warrants

The changes in the number of warrants outstanding during the nine-month periods ended September 30, 2023 and for the year ended December 31, 2022, are as follows:

	Nine months ended September 30, 2023			Year ended December 31, 2022
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	-	$	n/a	-	$	n/a
Warrants issued - offering	5,537,260		$1.20	-	$	n/a
Warrants issued - agent	55,373		$1.20	-	$	n/a
Warrants exercised	(1,250)		$1.20	-	$	n/a
Warrants outstanding, ending	5,591,383		$1.20	-	$	n/a

Details of warrants outstanding as at September 30, 2023, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
431,664		July 27, 2025	$1.20
2,886,124		August 28, 2025	$1.20
2,218,222		September 23, 2025	$1.20
55,373	(1)	July 27, 2028	$1.20
5,591,383

(1)	Agent warrants

At September 30, 2023, the weighted average life of the warrants was 1.96 years.

Options

During the nine-month period ended September 30, 2023 and for the year ended December 31, 2022, the Company did not have any options issued and exercisable.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2021, the Company received $980,000 in cash proceeds under the convertible promissory notes financing, in addition, the Company’s existing debt holder agreed to convert $15,064 the Company owed on account of unsecured, non-interest-bearing note payable due on demand into a convertible promissory note for a total of $20,000. The convertible promissory notes (the “Notes”) were due in twelve months after their issuances (the “Maturity Date”) and accrued interest at a rate of 15% per annum. During the three- and nine-month periods ended September 30, 2022, the Company recorded $396,143 and $697,535 in amortization of debt discount on the Notes, respectively. The balance of the Notes at December 31, 2022 was $Nil as all of the notes were paid or converted into shares of the Company’s common stock during the year ended December 31, 2022.

NOTE 9 – PREPAID EXPENSES

Prepaid expenses at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Prepaid advertising and investor relations services	$280,978	$367
Deferred share issuance costs	176,885	-
Prepaid conference fees	9,950	-
Prepaid filing fees	3,177	1,462
Prepaid consulting fees	2,375	3,000
Total	$473,365	$4,829

NOTE 10 – CONTRACTUAL AGREEMENTS

On February 3, 2023, the Company entered into a public relations services agreement (the “Agreement”) with Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) to develop an investor outreach program. The Agreement is for a six-month term. During the nine-month period ended September 30, 2023 the Company paid $60,000, of which $40,000 were recognized as general and administrative expenses, and $20,000 were recorded as prepaid expenses.

On April 5, 2023, the Company entered into a consulting services agreement (the “Consulting Agreement”) with Warm Springs Consulting LLC. (“Warm Springs”) to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States. The Agreement is for a nine-month term, and the Company agreed to an initial budget of $115,525, of which $82,615 was paid during the nine-month period ended September 30, 2023 and was expensed during the same period as part of professional fees.

On August 18, 2023, the Company entered into a marketing agreement with i2i Marketing Group, LLC. (the “i2i Agreement”). The i2i Agreement is for an initial three-month term, continuing on a month-to-month basis thereafter. During the three month period ended September 30, 2023, the Company prepaid $300,000 pursuant to the i2i Agreement and recognized $44,925 in general and administrative expense. At September 30, 2023, the prepaid balance associated with this agreement is $255,075.

NOTE 11 – SUBSEQUENT EVENT

Subsequent to September 30, 2023, the Company issued 69,675 Common Shares for total proceeds of $83,610 on exercise of warrants issued as part of the Offering.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and nine-month periods ended September 30, 2023 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2023 and 2022, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K, as amended, for the year ended December 31, 2022.

Results of Operations

Three- and nine-month periods ended September 30, 2023, compared to the three- and nine-month periods ended September 30, 2022:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2023	2022	periods	2023	2022	periods
Operating expenses
Consulting fees	$121,042	$4,500	$116,542	$300,535	$26,226	$274,309
Director and officer compensation	424,150	316,862	107,288	1,147,656	675,053	472,603
Exploration	21,023	20,758	265	21,556	20,758	798
General and administrative	69,922	4,237	65,685	144,954	14,978	129,976
Professional fees	23,794	13,258	10,536	100,114	69,590	30,524
Transfer agent and filing fees	3,169	1,935	1,234	11,759	11,735	24
Total operating expenses	663,100	361,550	301,550	1,726,574	818,340	908,234
Other income (expense)
Interest expense	-	(1,623)	(1,623)	-	(1,623)	(1,623)
Amortization of debt discount	-	(396,143)	(396,143)	-	(697,535)	(697,535)
Fair value gain (loss) on equity investments	(20,206)	(40,737)	(20,531)	(115,168)	163,113	(278,281)
Foreign exchange loss	(4)	(15)	(11)	-	(982)	(982)
Interest income	8,082	4,397	3,685	21,895	5,285	16,610
Realized gain on equity investment	-	-	-	-	211,530	(211,530)
Total other income (expense)	(12,128)	(434,121)	(421,993)	(93,273)	(320,212)	(226,939)
Net loss	$(675,228)	$(795,671)	$(120,443)	$(1,819,847)	$(1,138,552)	$681,295

Revenues

We had no revenues for the three- and nine-month periods ended September 30, 2023 and 2022. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three- and nine-month periods ended September 30, 2023 and 2022 included general and administrative, exploration, professional fees, director and officer compensation, consulting fees, and transfer agent and filing fees.

During the three-month period ended September 30, 2023, our operating expenses increased by $301,550 or 83%, to $663,100 as compared to $361,550 for the three months ended September 30, 2022. This change was associated with $424,150 in director and officer compensation we recorded on the shares that we distributed to our three directors on December 30, 2021, and with the vesting of share awards we granted to our VP of Operations on February 24, 2023. During comparative three-month period ended September 30, 2022, we recorded $316,862 in director and officer compensation. Our consulting fees increased by $116,542, from $4,500 we incurred during the three-month period ended September 30, 2022, to $121,042 we incurred during the current period ended September 30, 2023, and which were associated with the vesting of shares we awarded to our consultants in March 2023; our general and administrative expenses increased by $65,685, from $4,237 we incurred during the three-month period ended September 30, 2022, to $69,922 we incurred during the three-month period ended September 30, 2023. This increase was associated with the investor outreach program we started in the second quarter of our Fiscal 2023. Our professional fees increased by $10,536, from $13,258 we incurred during the three-month period ended September 30, 2022, to $23,794 we incurred during the three-month period ended September 30, 2023. The professional fees increased as a result of a consulting agreement with Warm Springs Consulting LLC. (“Warm Springs”) to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States. Our transfer agent and filing fees increased by $1,234, from $1,935 we incurred during the three-month period ended September 30, 2022, to $3,169 we incurred during the three-month period ended September 30, 2023.

On a year-to-date basis, our operating expenses increased by $908,234 or 111%, to $1,726,574 as compared to $818,340 for the nine months ended September 30, 2022. This change was associated with $1,147,656 in director and officer compensation we recorded on the shares that we distributed to our three directors on December 30, 2021, and with the vesting of share awards we granted to our VP of Operations on February 24, 2023. During comparative nine-month period ended September 30, 2022, we recorded $675,053 in director and officer compensation. Our consulting fees increased by $274,309, from $26,226 we incurred during the nine-month period ended September 30, 2022, to $300,535 we incurred during the current period ended September 30, 2023, and which were associated with the vesting of shares we awarded to our consultants in March 2023 for their services; our general and administrative expenses increased by $129,976, from $14,978 we incurred during the nine-month period ended September 30, 2022, to $144,954 we incurred during the nine-month period ended September 30, 2023. This increase was associated with the investor outreach program we started in the second quarter of our Fiscal 2023. Our professional fees increased by $30,524, from $69,590 we incurred during the nine-month period ended September 30, 2022, to $100,114 we incurred during the nine-month period ended September 30, 2023. The professional fees increased as a result of the consulting agreement with Warm Springs to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States.

Other Income (Expenses)

During the three-month period ended September 30, 2023, we recognized $20,206 loss on fair value of investments in equity securities (2022 – $40,737). The loss resulted from revaluation of Walker River Resources Corp. (“WRR”) Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.16 per share at June 30, 2023, to CAD$0.11 per share at September 30, 2023, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. In addition, during the three-month period ended September 30, 2023, we earned $8,082 in interest revenue (2022 - $4,397).

During the nine-month period ended September 30, 2023, we recognized $115,168 loss on fair value of investments in equity securities (2022 – $163,113 gain). The loss resulted from revaluation of WRR Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.415 per share at December 31, 2022, to CAD$0.11 per share at September 30, 2023, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. In addition, during the nine-month period ended September 30, 2023, we earned $21,895 in interest revenue (2022 - $5,285).

During the comparative three-month period ended September 30, 2022, we recorded $396,143 amortization of debt discount associated with the beneficial conversion we recognized on the convertible notes payable we issued in October of 2021. We did not have similar transactions during the three-month period ended September 30, 2023.

During the comparative nine-month period ended September 30, 2022, we recorded $211,530 gain on equity investments which was associated with the sale of 1,171,083 WRR Shares for net proceeds of $614,658. In addition, we recorded $697,535 amortization of debt discount associated with the beneficial conversion we recognized on the convertible notes payable we issued in October of 2021. We did not have similar transactions during the nine-month period ended September 30, 2023.

Net Loss

During the three months ended September 30, 2023, we incurred net loss of $675,228, as compared to net loss of $795,671 we generated during the three-month period ended September 30, 2022. This change mainly resulted from the absence of amortization of debt discount for the three-month period ended September 30, 2023, as compared to $396,143 loss for the comparative period, as we converted October 2021 notes payable during the year ended December 31, 2022. In addition our loss on revaluation of fair value of investments in equity securities was reduced as a result of smaller price fluctuations of WRR Shares during the three-month period ended September 30, 2023.

These decreases were in part offset by increased director and officer compensation of $424,150, which increased from $316,862 for the period ended September 30, 2022, an increase in consulting fees from $4,500 for the period ended September 30, 2022, to $121,042 for the period ended September 30, 2023, and an increase in professional fees from $13,258 for the period ended September 30, 2022, to $23,794 for the period ended September 30, 2023.

During the nine months ended September 30, 2023, we incurred net loss of $1,819,847, as compared to net loss of $1,138,552 we generated during the nine-month period ended September 30, 2022. This change was mainly affected by increased director and officer compensation of $1,147,656, which increased from $675,053 for the period ended September 30, 2022, an increased consulting fees $300,535 for the period ended September 30, 2023, as compared to $26,226 for the period ended September 30, 2022, and increased professional fees of $100,114 for the period ended September 30, 2023, as compared to $69,590 for the period ended September 30, 2022. In addition, reduction in the price of WRR Shares resulted in fair value loss of $115,168, as compared to $163,113 gain we recorded during the nine-month period ended September 30, 2022. These increases were offset by absence of amortization of debt discount for the nine-month period ended September 30, 2023, as compared to $697,535 amortization of discount in the comparative period; increased interest income of $21,895 during the nine-month period ended September 30, 2023, as compared to $5,285 for the nine-month period ended September 30, 2022, and absence of interest expense during the nine-month period ended September 30, 2023, as compared to $1,623 the Company incurred for the nine-month period ended September 30, 2022.

Liquidity and Capital Resources

	September 30, 2023	December 31, 2022

Current assets	$10,456,534	$1,011,847
Current liabilities	1,272,743	1,321,994
Working capital surplus (deficit)	$9,183,791	$(310,147)

As of September 30, 2023, we had a cash balance of $9,983,169, of which $5,301,782 were held in escrow pending issuance of shares pursuant to the offering of up to 12,500,000 units (the “Units”) of our securities pursuant to Regulation A we filed with the US Securities and Exchange Commission in September of 2022 (the “Offering”). Our working capital was $9,183,791 and cash flows used in operations totaled $605,703 for the nine-month period ended September 30, 2023.

During the nine months ended September 30, 2023, our operations were funded with cash on hand, which was generated by selling our investment in WRR Shares during the year ended December 31, 2022, and from the issuance of convertible notes payable in October 2021.

During the three months ended September 30, 2023, we issued 5,537,260 Units under the Offering, for net cash proceeds of $4,247,572, and had an obligation to issue a further 6,962,084 Units, for net cash proceeds of $5,301,782, which were held in escrow.

Due to the exploration rather than the production nature of our business, our operating activities do not generate cash flows, and cannot satisfy our cash requirements. However, we believe that the cash we were able to generate from the Offering will allow us to support our operations including our planned exploration programs and the general day-to-day business activities for the next 12-month period. We will continue to look for the opportunities to generate additional cash through future equity or debt financings.

Cash Flow

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities	$(605,703)	$(326,786)
Cash flows provided by (used in) investing activities	(60,000)	204,658
Cash flows provided by financing activities	9,641,854	400
Effects of foreign currency translation on cash	-	(982)
Net increase (decrease) in cash and restricted cash during the period	$8,976,151	$(122,710)

Net cash used in operating activities

During the nine months ended September 30, 2023, our net cash used in operating activities increased by $278,917, or 85%, to $605,703 for the nine months ended September 30, 2023, compared with $326,786 for the comparative period in 2022. During the nine months ended September 30, 2023, we used $284,801 to cover our cash operating costs, which were determined by reducing the net loss of $1,819,847 the Company incurred during the period, by non-cash items included in the net loss of $1,535,046; we used $291,651 to increase our prepaid expenses, of which $280,978 were associated with prepaid advertising and investor relation costs; we used further $17,031 to reduce amounts due to our related parties and $12,220 used to decrease our accounts payable and accrued liabilities.

During the nine months ended September 30, 2022, our net cash used in operating activities increased by $269,019, or 466%, to $326,786 for the nine months ended September 30, 2022, compared with $57,767 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we used $139,625 to cover our cash operating costs, which were determined by reducing the net loss of $1,138,552 the Company incurred during the period, by non-cash items included in the net loss of $998,927; we used $26,122 to decrease our accounts payable and accrued liabilities, $27,000 to decrease amounts due to our related parties, and $70,566 to increase our prepaid expenses, of which $39,250 were associated with prepaid share issuance costs related to our offering of up to 12,500,000 units (the “Units”) of our securities pursuant to Regulation A. In addition, we used $65,096 cash to pay interest accrued on a convertible note payable, which was in part offset by $1,623 in interest expense on the convertible notes that had reached their maturity.

Adjustments to reconcile net loss to net cash used in operating activities

During the nine months ended September 30, 2023, we recognized $115,168 loss on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $739,322 in director and officer compensation associated with the par-value shares we distributed to our directors and CEO on December 30, 2021, $408,333 and $272,223 we recorded on vesting of shares awarded to our VP of Operations and to our consultants, respectively, in accordance with the consulting agreements we executed in February of 2023.

During the nine months ended September 30, 2022, we recognized $163,113 gain on revaluation of fair value of equity investments associated with WRR Shares and recorded $211,530 gain on sale of 1,171,083 WRR Shares for net proceeds of $614,658 (CAD$769,400). In addition, we recognized $982 loss on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank, recorded $697,535 in amortization of debt discount associated with the convertible notes payable we issued in September and October 2021. In addition, we recorded $675,053 in stock-based compensation associated with the par-value shares we issued to our directors on December 30, 2021.

Net cash provided by (used in) investing activities

During the nine-month period ended September 30, 2023, we used $60,000 to make option payments on our Swales Property, Agai-Pah Property, and Belshazzar Property.

During the nine-month period ended September 30, 2022, we generated $614,658 on the sale of 1,171,083 WRR Shares. During the same period, we used $410,000 to acquire our mineral property interests.

Net cash provided by financing activities

During the nine-month period ended September 30, 2023, we received $4,429,808 on issuance of a total of 5,537,260 Units of our common stock at $0.80 per Unit pursuant to our Offering of up to 12,500,000 Units of our securities pursuant to Regulation A we filed with the SEC on June 17, 2022, and which was qualified on September 27, 2022. Each Unit is comprised of one common share (a “Common Share”), and one common share purchase warrant (a “Warrant”) to purchase one additional common share (a “Warrant Share”) at an exercise price of $1.20 per Warrant Share, expiring 24 months from the issuance date. We paid $182,236 in share issuance costs associated with the issuance of the Units. In addition, a further $5,569,667 in subscriptions to the Units were received under the same Regulation A Offering through September 27, 2023, termination date of the Regulation A Offering, and were placed in Escrow waiting the release. We paid $176,885 in deferred share issuance costs associated with the obligation to issue the Units.

During the nine-month period ended September 30, 2023, we issued 1,250 shares for total proceeds to the Company of $1,500 on exercise of a warrant issued as part of the Offering.

During the nine-month period ended September 30, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered sold on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021.

Going Concern

At September 30, 2023, we had a working capital surplus of $9,183,791 cash on hand of $4,681,387 and cash in escrow of $5,301,782, which is sufficient enough to support our current plan of operations including exploration programs for the next 12-month period. Our investments in equity securities include 511,750 WRR Shares valued at $41,637. Prior to receiving the funds from the Offering, we were using WRR Shares as a source of additional cash inflow.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations including equity and/or debt financing. However, given the current market and industry conditions, we cannot be sure that we will be able to procure additional funding. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

During the nine months ended September 30, 2023, we used $60,000 to make annual option payments on Swales Property, Agai-Pah Property, and Belshazzar Property, at $20,000 for each property.

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

During the three and nine months ended September 30, 2023 and 2022, we paid $2,543 (2022 - $2,543) for our mineral property interests in Lazy Claims, of which $2,000 (2022 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2022 - $543) was associated with the annual mining claim fees payable to the Bureau of Land Management (the “BLM”). These fees were recorded as part of our exploration expenses.

Loman Property

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 from a third-party (the “Loman Property”). The claims comprising Loman Property were transferred and re-registered into the Company’s name in the fiscal 2021. During the three and nine months ended September 30, 2023 and 2022, we paid $4,791 (2022 - $4,791) in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

During the quarter ended September 30, 2023, we began Phase I exploration program on Loman Property. The Loman Property Phase I exploration program is designed to expand and provide confirmation of previous regional geological mapping and sampling programs by our geologists. The Loman Property covers several past producing small-scale high-grade mines, altered and mineralized zones previously discovered by geological compilations and mapping of historical workings. Previous sampling on the project has revealed the presence of copper, bismuth, and antimony as well as pervasive lower grade gold mineralization, cut by vein structures (some previously mined) of higher-grade gold. Previous Geophysical surveys also denoted the presence of significant coincident I.P. and Mag anomalies.

The initial Phase I exploration program is expected to last for three to four weeks. If the initial exploration program is successful in obtaining positive results, it will provide accurate modern data to assist in the planning of a Phase II follow up exploration programs.

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

We made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to the Company by MSM, made the first $20,000 anniversary payment on June 20, 2022, and made the second anniversary payment on August 10, 2023.

During the three and nine months ended September 30, 2023 and 2022, we paid $3,552 (2022 - $3,552) in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

During the quarter ended September 30, 2023, we began Phase I exploration program on the Agai-Pah Property. The Agai-Pah Phase I exploration program is designed to expand and provide confirmation of the previous regional geological mapping and sampling program by MSM that yielded significant results. A historical sample taken from exposed mineralized vein on an outcrop yielded over 600 Ag oz.

These initial Phase I exploration program is expected to last for three to four weeks. If the initial exploration programs are successful in obtaining positive results, these will provide accurate modern data to assist in the planning of a Phase II follow up exploration programs.

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

We made the initial cash payment of $20,000 on November 6, 2021, pursuant to a verbal extension granted to us by BH, made the first $20,000 anniversary payment on June 20, 2022, and made the second anniversary payment on August 10, 2023.

During the three and nine months ended September 30, 2023 and 2022, we paid $2,825 (2022 - $2,660) in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

During the quarter ended September 30, 2023, we completed the planning of the Phase I exploration program on the Belshazzar Property, which is scheduled to begin during the fourth fiscal quarter of 2023. The program is expected to consist of reconnaissance prospecting, geological mapping, surface trenching, sampling of old workings, mine dumps and the mapping relocation of historical workings on the property. This initial Phase I exploration program is expected to provide accurate modern data to assist in the planning of the Phase II exploration program.

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

Full consideration of the Swales Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Swales Agreement on December 27, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remains in effect.

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

During the three and nine months ended September 30, 2023 and 2022, we paid $7,092 (2022 - $7,092) in annual mining claim fees payable to the BLM. These fees were recorded as part of our exploration expenses.

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

During the three- and nine-month periods ended September 30, 2023 and 2022, we did not incur any additional expenses associated with the Olinghouse Project.

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

During the three- and nine-month periods ended September 30, 2023 and 2022, we did not incur any additional expenses associated with the Palmetto Project.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets whenever there is an indication that carrying value of the long-lived asset may not be recoverable. We have not recognized any impairment charge on our long-lived assets during the quarter ended September 30, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 27, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On February 3, 2023, the Company entered into a public relations services agreement (the “Agreement”) with Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) to develop an investor outreach program. The Agreement is for a six-month term. During the nine-month period ended September 30, 2023 the Company paid $60,000, of which $40,000 were recognized as general and administrative expenses. At September 30, 2023, the prepaid balance associated with this agreement is $20,000.

On April 5, 2023, the Company entered into a consulting services agreement (the “Warm Springs Agreement”) with Warm Springs Consulting LLC. (“Warm Springs”) to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States. The Warm Springs Agreement is for a nine-month term, and the Company agreed to an initial budget of $115,525, of which $82,615 was paid during the quarter ended September 30, 2023, and was expensed during the same period as part of professional fees.

On August 16, 2023, we entered into an agreement (the “i2i Agreement”) with i2i Marketing Group, LLC. for marketing services including content creation, media distribution and market awareness campaigns. During the three-month period ended September 30, 2023, we prepaid $300,000 pursuant to the i2i Agreement and recognized $44,925 in general and administrative expense. At September 30, 2023, the prepaid balance associated with this agreement is $255,075.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (11)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023 (15)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
10.20	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(16)
10.21	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(15)	Incorporated by reference herein from the Form 10-Q filed by the Company on May 12, 2023.
(16)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

November 13, 2023	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
President and Member of the Board of Directors

