Form 10-K
period 2023-12-31
Nevada Canyon Gold Corp.
filed 2024-03-11
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-55600

Nevada Canyon Gold Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-5152859
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5655 Riggins Court, Suite 15, Reno, NV 89502

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (888) 909-5548

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,988,122 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 30, 2023.

The number of shares of the registrant’s common stock issued and outstanding as of March 11, 2024, was 25,322,001.

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

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties, in multiple projects, within some of Nevada’s highest-grade historical mining districts. Majority of the Company’s projects and royalties (collectively, the “Projects”) are located within the state of Nevada which is rated as one of the best places to explore and mine in the world. The Projects all have excellent year-round access, with good infrastructure in proven and active mining districts.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Our principal business, executive, and registered statutory office is located at 5655 Riggins Court, Suite 15, Reno, NV 89502 and our telephone number is (888) 909-5548, fax is (888) 909-1033 and email contact is info@nevadacanyongold.com. Our website address is www.nevadacanyongold.com.

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

Nevada Canyon has identified numerous gold and silver streaming opportunities and is not tied to the performance of any one producer. Most importantly, streaming companies are instant beneficiaries of rising physical metal prices. For example, the average cash cost per gold equivalent ounce (“GEO”) is $400 for Nevada, based on comparable operating streaming Companies. This offers investors cost predictability, direct leverage to increasing precious metals prices and a high-quality asset base within Nevada. This portion of our business model offers investors commodity price leverage and exploration upsides with a much lower risk profile than a traditional mining company.

Nevada Canyon management (“Management”) has vast contacts within the mining industry and extensive experience in mineral property acquisitions and divestures with over 30 years’ experience operating in Nevada. This gives us the unique ability to assemble valuable land packages near producing mines, which can then be sold to the mine operators while retaining a life-of-mine royalty. Nevada Canyon can generate near-term revenue through mineral property sales and generate long-term revenue through life-of-mine royalties. This strategy allows for the bypass of the risk and expense of exploration programs and/ or large production capital costs while keeping our overhead low.

We believe this multi-level business model is a significant improvement on the typical project generator/joint venture model. It allows the Company to maintain a large portfolio of properties and generate significant deal flow. Shareholder value is highly leveraged to the price of gold. As prices increase, we anticipate seeing growth in the value of our properties, the cash flow from our option portfolio, our equity investments in mid-tier/junior companies, and a higher market valuation on our growing royalty portfolio and the blue sky of our exploration programs. We also hope this revenue generating, low overhead business model will also allow Nevada Canyon the ability to grow.

As of the date of this Annual report on Form 10-K, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada, and have an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada. The Company is presently focused on exploration of its Swales and Agai Pah Properties in Nevada. Remaining mineral property interest are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for Swales and Agai Pah Properties.

The Company’s mineral property interests are shown in Figure 1 below:

Table 1 – the Company’s mineral property interest summary

Property	Type	Location	Size in acres

Exploration Projects
Lazy Claims Property(1)	Exploration lease	Section 20, T.7N, R.32E MDM in Mineral County, Nevada	60

Loman Property	100% owned	Sections 20-23 & 26-29 T.7N, R.32E MDM in Mineral County, Nevada	600

Agai-Pah Property	Exploration lease	Sections 2-3 & 10-11, T.10N, R.30E MDM in Mineral County, Nevada	400

Swales Property	Exploration lease	Section 16, T.35N, R.53E., MDM in Elko County, Nevada.	800

Belshazzar Property	Exploration lease	Sections 17&18, T.7N, R.4E MDM in Boise, Idaho	200

Sub-total Exploration Projects			2,060

Royalty Interests
Palmetto Project	2% NSR royalty	Sections 7-9 & 17-21, T1S, R34E., MDM in Esmeralda County	2,217

Olinghouse Project	1% NSR royalty	Sections 2, 3, 9-11, 14-23 & 27-32 T.21N., R.22 & 23E., MDM, in Washoe County	6,000

Sub-total Royalty Interests			8,217

Total size of all mineral property interests			10,277

(1) Lazy Claims Property is adjacent to the Loman Property, and therefore is not indicated on the map included in Figure 1

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

As of December 31, 2023, the total cost of the Lazy Claims Property was $Nil, and had no plant nor equipment associated with it.

Location and means of access

The Lazy Claims consist of three claims (60 acres) and are located within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The property is located in section 20, T.7N, R.32E MDM in Mineral County approximately 13 miles southeast of the town of Hawthorne, NV. The Lazy Claims Property has established infrastructure and year-round access via U.S. Highway 95. The Lazy Claims are located adjacent to the Company’s Loman Property, and therefore are included as part of the Loman Property map included in Figure 2 below.

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

Exploration program

In 2020 we completed a portion of the Phase I exploration program on the Lazy Claims Property, which consisted of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program was initially scheduled for spring of 2021, however, due to the restrictions associated with past COVID-19 pandemic, the phase was put on hold. The Company intends to resume Phase I later in 2024. Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program.

Loman Property (Exploration Phase)

In December 2019 we acquired 27 unpatented mining claims for a total of $10,395 (the “Loman Property”). Due to certain regulatory restrictions associated with COVID-19 pandemic, we were required to delay the re-registration of the Loman Property claims into the Company’s name. The Loman claims were transferred and re-registered into our name in the fourth quarter of fiscal year 2021.

As of December 31, 2023, the total cost of the Loman Property was $10,395, and had no plant nor equipment associated with it.

Figure 2: The Loman Property, location

Location and means of access

The Loman Property is located in sections 20-23 & 26-29 T.7N, R.32E MDM, within Mineral County approximately 13 miles southeast of the town of Hawthorne, NV, within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada, along U.S. Highway 95. The project has excellent year-round access and infrastructure within Mineral County, one of the most pro-mining counties and highest-grade gold districts of Nevada.

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

Exploration program

In 2020 we completed a portion of our Phase I program that consisted of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveying. Completion of the Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. Phase I was initially expected continue in the spring 2021, with Phase II to begin shortly after the compilation of the Phase I results. Due to the restrictions and subsequent lack of available contractor personnel associated with COVID-19 pandemic, Phase I was put on hold and the Company plans to resume it later in 2024.

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

The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at December 31, 2023, the Company had recorded $60,000 in acquisition costs associated with the Agai-Pah Property.

As of December 31, 2023, the total cost of the Agai-Pah Property was $60,000, and had no plant nor equipment associated with it.

Figure 3: The Agai-Pah Property, location

Location and means of access

The Agai-Pah Property consists of 20 unpatented mining claims with a combined area of 162 hectares (400 acres). The Agai-Pah Property is located in sections 2-3 & 10-11, T.10N, R.30E MDM, in the northwestern portion of the Gillis Range, within the Buckley Mining District, in Mineral County, Nevada, 13 miles north-east of the town of Hawthorne, and 22 miles SW of the Rawhide Mine. The Property is within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The project has excellent year-round access and infrastructure within Mineral County, Nevada.

Geology and Mineralization

The Agai-Pah Property is underlain by meta-volcanic rocks of the Permo-Triassic Excelsior Formation. The local stratigraphy consists of interbedded volcanics, conglomerate and occasional limestone lenses that have been altered through metamorphisim to hornfelsic greenstones and localized calcsilicate and marble skarns. The area is cross-cut by a large northwest to southeast structural trend, with the mineralization occurring along this trend and along skarn contacts.

Mineralization occurs as hydrothermal alteration and veining along structures and along contacts with carbonate rocks. Silver, lead, copper and gold mineralization are found within clay altered shears, quartz veins and hornfeslic scarns. In the west central portion of the Agai-Pah Property, a quartz vein is exposed within a small open pit which exhibits visible chlorargyrite (AgCl).

Exploration history

The Agai-Pah Property contains numerous historical workings consisting of underground workings with multi-level vertical shafts, several adits at different sub-levels, declines and a number of prospects pits that dig along structures. An existing road network provides access to the numerous historical workings. Historical sampling on the project has revealed the presence of silver, copper, gold, lead, zinc, barium and barite. There have been at least two periods of mining on the property, with the first in the early 1900’s, and then later in the late 1980’s. The early 1900’s, work consisted of excavation of at least 15 adits, 5 vertical shafts, declines and numerous prospects pits that dig along structures.

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

Exploration program

The Company plans to start Phase I exploration program in 2024. Phase I of the exploration program on the Agai-Pah Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

Belshazzar Property (Exploration Phase)

On June 4, 2021, we entered into an exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., (“Belshazzar”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO, President, and director of the Company.

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

The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at December 31, 2023, the Company had recorded $60,000 in acquisition costs associated with the Belshazzar Property.

As of December 31, 2023, the total cost of the Belshazzar Property was $60,000, and had no plant nor equipment associated with it.

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

Geology and Mineralization

The Boise Basin is underlain by Cretaceous-age plutonic rocks of the Idaho Batholith, consisting chiefly of biotite granodiorite and muscovite-biotite granite. Stocks of platonic rocks of the Eocene age, including diorite, quartz monzodiorite, hornblende-biotite granodiorite, gabbro and biotite granite have intruded into the Idaho Batholith.

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

As early as 1914, “high grade specimen rock” was being reported from the Belshazzar mine (Quinn 1914), this material was found in the drift on the No. 3 level. A reported (Campbell,1927) “nugget” which yielded $245 in gold, equivalent at the time to almost 12 ounces. During 1928, it was noted that “some remarkably rich segregations of native gold” had been found in a section of the vein between the 401 and No. 3 levels. Several hand-sorted lots of this material contained between 48 and 435 ounces of gold, and one single specimen of pure metal reportedly weighed 105 ounces (Mitchell, 2008). Some of the ore was so rich that it was shipped directly to the assay office in Boise without treatment. Most of the specimen gold found at the Belshazzar was probably melted down, as few specimens are known to have survived from the active mining period ending in 1931.

In recent years, a “waste” rock dump located near the portal of the mine’s 401-foot level has, with the aid of modern metal detectors, produced hundreds of wire gold specimens, ranging from microscopic in size to over 20 troy ounces. Total recent gold specimen production to-date is unknown but is probably well in excess of 800 ounces of gold

Exploration program

The Company plans to start Phase I exploration program in 2024. Phase I of the exploration program on the Belshazzar Property will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

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

The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 on January 15, 2022, and made the first $20,000 anniversary payment on March 14, 2023, which was initially accrued at December 31, 2022. At December 31, 2023, the Company accrued the second $20,000 anniversary payment, which was paid on February 16, 2024.

As of December 31, 2023, the total cost of the Swales Property was $60,000, and had no plant nor equipment associated with it.

Figure 5: The Swales Property, location

Location and means of access

The Swales Property consists of 40 unpatented mining claims with a combined area of 800 acres. The Swales Property is located in section 16, T.35N, R.53E., MDM within the Carlin Trend, one of the richest mining districts in the world, and home to some of the largest gold mines in the US. The property is approximately 13 miles northeast of Nevada Gold Mine’s Gold Quarry Mine and 16 miles east southeast of Nevada Gold Mine’s Goldstrike Mine, all of which are located along the gold rich Carlin Trend. The Swales Property has excellent year-round access and infrastructure within Elko County, one of the most pro-mining counties in the pro-mining states and one of the highest-grade gold districts of Nevada.

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

Exploration history

The Swales Property contains numerous historical workings consisting of prospects pits that dig along structures found throughout the Swales Property where outcrops are exposed. The Swales Property is located within the Carlin Trend, one of the richest mining districts in the world, and home to some of the largest gold mines in the USA. There are currently eight producing gold mines within the Carlin Trend. Collectively, these mines have to date produced over 100 million ounces of gold (Nevada Bureau of Mines 2019) and still contain more than 21 million ounces of gold reserves. (Nevada Gold Mines, LLC Carlin Complex 2020).

Exploration program

The Company plans to start Phase I exploration program in 2024. Phase I of the exploration program on the Swales Property will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

Olinghouse Project (Development and Exploration Phase)

On December 17, 2021, our wholly owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), to acquire 100% interest of Target’s 1% production royalty on the Olinghouse Project.

The Company has the exclusive right and option (the “Olinghouse Purchase Option”), exercisable at any time during the Olinghouse Option period, at its sole discretion, to acquire 100% of a 1% production royalty from the net smelter returns on all minerals and products produced from certain properties comprising the Olinghouse Project.

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

On December 23, 2022, the Company and Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000. In December of 2023, in accordance with Article 3 of the Olinghouse Agreement, the Company provided a notice to Target it intends to exercise its option to acquire the 1% production royalty on the Olinghouse Project and, as of the date of this Annual Report on Form 10-K, is awaiting delivery of the Royalty deed, at which point the Company will have to make the final option payment as discussed above.

As of December 31, 2023, the total cost of the Olinghouse Royalty was $240,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

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

Exploration history

The property was operated by Alta Gold in the late 1990’s and completed a feasibility study in 1997. The Olinghouse Project hosts an historic geologic resource (Alta Gold Feasibility Study 1997) based on over 600 drill holes collared at 100 ft. centers. Nevada Canyon considers this historical estimate to be reliable and relevant, however a qualified person has not done sufficient work to classify the estimate as a current estimate of mineral resources, and therefore it is not treating this historic estimate as current compliant mineral resources. The Olinghouse Project’s current owner, Lake Mountain Mining, LLC, is currently reviewing its financing plans for additional exploration, required permitting, economic studies and various capital expenditures towards a production re-start decision in the near future. A large portion of the Olinghouse Property remains relatively unexplored. The historical mineralized resource is open at depth and along strike. The Olinghouse Project has excellent potential to increase the current gold resources in excess of 1M ounces.

Palmetto Project (Exploration Phase)

On January 27, 2022, the Company’s wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Palmetto Project”), located in Esmeralda County, Nevada. Alan Day, the Company’s CEO, President, and director is also a director of Smooth Rock.

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

Exploration history

The Palmetto Project hosts an historic geologic resource completed by the Palmetto Project’s owner, Smooth Rock Ventures Corp (“Smooth Rock”). Smooth Rock engaged WSP Canada Inc. (“WSP”) to complete a resource estimation of the Palmetto Project (Palmetto Resource Estimation and Technical Report, McCracken, October 20, 2020) using drill data up to October 2017 and applying certain economic constraints. The current mineral resource statement was updated by WSP to reflect a change in gold pricing and an adjustment in the mining costs in the generation of the constraining pit shells.

Nevada Canyon considers this historical estimate to be reliable and relevant, however, it was not prepared in accordance with Item 1300 of Regulation S-K, and therefore it is not treating this historic estimate as current compliant mineral resources.

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

The highlights of the 2022 drill program included the drill hole SRV 22-09, which returned 10.98 g/t Au over 9.2 meters, from a depth of 88.4 meters, including 18.87 g/t Au over 4.6 meters, from a depth of 89.9 meters. This drill hole was drilled over 32 meters west northwest of drill hole SRV 21-01, demonstrating the continuity and flat lying nature of the gold mineralization.

Smooth Rock is planning a follow up drill program with a suitable drilling contractor, however, due to challenging market conditions, Smooth Rock decided to postpone the program to allow for improved overall market conditions, which will enable Smooth Rock to secure additional financing.

Quality Assurance (QA/QC)

During the year ended December 31, 2023, there have been no exploration or drilling samples collected by the Company, and as such, there are no preparation, analysis, or security details to describe. However, once the exploration programs commence, the Company plans to implement a quality control program to comply with industry best practices for sampling, chain of custody and analyses, including the following:

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

Dependence on Customers

As a junior royalty, streaming and exploration company, we have no customers.

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

Employees

At the present time, we do not have any employees other than our officers who devote their time as needed to our business and expect to continue devoting approximately 10 hours per week in 2024.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. Neither our officers nor our directors are party to any legal proceeding or litigation. None of our directors or our officers have been convicted of a felony or misdemeanor relating to securities or performance in a corporate office.

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

We own passive interests in mining properties, and it is difficult if not impossible for us to ensure properties are developed or operated in our best interest.

Aside from properties controlled within our exploration project accelerator, we are not and will not be directly involved in the exploration, development, and production of minerals from, or the continued operation of, the mineral projects underlying royalties, streams and similar interests that are or may be held by us. The exploration, development and operation of such properties is determined and carried out by third party owners and operators and any revenue that may be derived from our asset portfolio will be based on any production by such owners and operators. Third party owners and operators will generally have the power to determine the manner in which the properties are exploited, including decisions regarding feasibility, exploration and development of such properties or decisions to commence, continue or reduce, or suspend or discontinue production from a property.

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

Our inability to control or influence the exploration, development, or operations for the properties in which we hold or may hold royalties, streams and similar interests may have a material adverse effect on our business, results of operations and financial condition. In addition, the owners or operators may take action contrary to our policies or objectives; be unable or unwilling to fulfill their obligations under their agreements with us; or experience financial, operational, or other difficulties, including insolvency, which could limit the owner or operator’s ability to advance such properties or perform its obligations under arrangements with us.

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

We have limited or no access to data or the operations underlying our existing or future royalty and other interests.

We are not, and will not be, the owner or operator of any such properties underlying our existing or future royalties, streams and similar interests and have no input in the exploration, development, or operation of such properties. Consequently, we have limited or no access to related exploration, development, or operational data or to the properties themselves. This could affect our ability to assess the value of such interests. This could also result in delays in cash flow from that anticipated by us, based on the stage of development of the properties underlying our existing or future royalties and similar interests. Our entitlement to payments in relation to such interests may be calculated by the royalty payors in a manner different from our projections and we may not have rights of audit with respect to such interests. In addition, some royalties, streams, or similar interests may be subject to confidentiality arrangements that govern the disclosure of information with regard to such interests and, as a result, we may not be in a position to publicly disclose related non-public information. The limited access to data and disclosure regarding the exploration, development, and production of minerals from, or the continued operation of, the properties in which we have an interest may restrict our ability to assess value, which may have a material adverse effect on our business, results of operations and financial condition. We attempt to mitigate this risk by building relationships with various owners, operators, and counterparties, in order to encourage information sharing which we believe increases transparency.

We are subject to many of the risks faced by the owners and operators of our existing or future royalty and other interests.

To the extent that they relate to the exploration, development, and production of minerals from, or the continued operation of, the properties in which we hold or may hold royalties, streams or similar interests, we will be subject to the risk factors applicable to the owners and operators of such mines or projects.

Mineral exploration, development and production generally involves a high degree of risk. Such operations are subject to all of the hazards and risks normally encountered in the exploration, development and production of metals, including weather related events, unusual and unexpected geology formations, seismic activity, environmental hazards and the discharge of toxic chemicals, explosions and other conditions involved in the drilling, blasting and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to property, injury or loss of life, environmental damage, work stoppages, delays in exploration, development and production, increased production costs and possible legal liability. Any of these hazards and risks and other acts of God could shut down such activities temporarily or permanently. Mineral exploration, development and production is subject to hazards such as equipment failure or failure of retaining dams around tailings disposal areas, which may result in environmental pollution and consequent liability for the owners or operators thereof. The exploration for, and development, mining, and processing of mineral deposits involves significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate.

We may fund future acquisitions or other material transactions with equity or debt financings which could increase our debt service, further leverage our assets and/or result in dilution to existing shareholders.

In the ordinary course of business, we engage in a continual review of opportunities to acquire royalties, streams, or similar interests, to establish new royalties, streams or similar interests on operating mines, to create new royalties, streams or similar interests through financing mine development or exploration, or to acquire companies that hold royalty interests. We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial, legal and other confidential information, submission of indications of interest and term sheets, participation in preliminary discussions and negotiations and involvement as a bidder in competitive processes. We may consider obtaining debt commitments for acquisition financing. In the event that we choose to raise debt capital to finance any acquisition, our leverage may be increased. We may also issue common shares to fund acquisitions. Issuances of common shares could dilute existing shareholders and may reduce some or all of our per share financial measures.

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

The volatility in gold and other commodity prices may have an adverse impact on the value of our royalty interests.

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

Volatility in gold prices is demonstrated by its annual high and low prices over the past decade as reported by the London Bullion Market Association:

	Gold
	($/ounce)
Calendar Year	High	Low
2012 - 2013	$1,792	$1,192
2014 - 2015	$1,385	$1,049
2016 - 2017	$1,366	$1,077
2018 - 2019	$1,355	$1,178
2019 - 2020	$1,536	$1,287
2020 - 2021	$2,067	$1,472
2021 - 2022	$2,039	$1,629
2022 - 2023	$2,078	$1,809

Declines in market prices could cause an operator to cease or slowdown exploration and development activities, reduce, suspend, or terminate production from an operating project or construction work at a development project which would negatively impact our ability to obtain revenues from our interests in the future. A price decline may result in a material and adverse effect on our business, results of operations and financial condition.

Our future growth is to a large extent dependent on our acquisition strategy and our ability to identify and negotiate the purchase of additional assets.

As part of our business strategy, we will seek to purchase or otherwise acquire gold and other precious metal royalties, streams or similar interests from third party natural resource companies and others. In pursuit of such opportunities, we may fail to select appropriate acquisition targets or negotiate acceptable arrangements, including arrangements to finance acquisitions. There can be no assurance that we will be able to identify and complete any acquisition, transaction, or business arrangement that we pursue on favorable terms or at all, or that any acquisition, transaction or business arrangement completed will ultimately benefit us.

If we are unable to continually identify and acquire additional assets on terms that are favorable to us, our business, results of operations and financial condition may be materially adversely affected.

Our operating results and ability to generate revenue could be adversely impacted if we experience challenges with our existing assets, including our royalty interests.

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

We depend on the services of our Chief Executive Officer, Chief Financial Officer, management, and other key employees; the loss of any key employee coupled with an inability to replace the key employee could harm our operating results.

We believe that our success depends on the continued service of our key executive management personnel. We are entirely dependent on the efforts of Alan Day, our president, CEO, and director, and Jeffrey Cocks, our CFO and director. The loss of services of key members of management or other key employees could disrupt the conduct of our business and jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalty interests is limited and there is competition for such persons. Recruiting and retaining qualified executive management and other key employees is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Certain of our directors and officers also serve as directors and officers of other companies in the mining sector, which may cause them to have conflicts of interest.

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

Our limited operating history makes our business prospects extremely speculative.

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

We will likely need additional capital in order to finance our business plans and there is no guarantee we will have access to that capital on favorable terms, or at all.

Part of our business plan is to focus on exploring for minerals and we intend to use our working capital to carry out such exploration. Other than the current cash, and our investment in WRR shares, we have no secured source of financing, including, but not limited to, operating cash flow and no assurance that acceptable additional funding will be available to us for the further exploration and development of our projects. We have incurred net losses in the past and likely will incur losses in the future and will continue to incur losses until and unless we can derive sufficient revenues from our mineral projects. These conditions, including other factors described herein, create a material uncertainty regarding our ability to continue as a going concern.

It is likely that the development and exploration of our assets will require substantial additional financing. Further exploration and development of our assets and/or other properties acquired by us may be dependent upon our ability to obtain acceptable financing through equity or debt, and there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be acceptable. Failure to obtain such additional financing could result in the delay or indefinite postponement of further exploration and development of our projects and we may become unable to carry out our business objectives.

We currently rely on only a limited number of properties and our inability to increase and diversify our assets could harm our operating results.

Our material property interests consist of the Loman Property, the Swales Property and the Agai-Pah Property all of which are located in Nevada and the Belshazzar Property which is located in Idaho. As a result, unless we acquire additional property interests and diversify our asset base, any adverse developments affecting these properties would have a material adverse effect upon us and would materially and adversely affect the potential mineral resource production, profitability, financial performance and results of our operations. While we may seek to acquire additional mineral properties in accordance with our business objectives, there can be no assurance that we will be able to identify suitable additional mineral properties or, if we do identify suitable properties, that we will have sufficient financial resources to acquire such properties or that such properties will be available on terms acceptable to us or at all and that we will be able to successfully develop such properties and bring such properties into commercial production.

The properties in which we hold interests are all in the early stages of exploration and development and, as such, they may never produce sufficient income to be profitable to us.

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

LAND TITLE AND ROYALTY RISKS

There are many uncertainties, including, but not limited to, title matters; as a result, any defects in title could cause us to lose certain rights in the properties we own.

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

Pending federal legislation may materially curtail or in some cases eliminate certain rights we have in our assets.

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

Challenges to our mineral property interests may have adverse effects on assets including, but not limited to, a reduction in our interest, diverting valuable resources and management time, and a requirement that we compensate other persons.

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

We could face expensive and time-consuming challenges related to defects in title.

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

Interpretations of royalty agreements and unfulfilled contractual obligations of certain third parties that we rely on could force us to take legal action that would be expensive and time consuming.

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

Breaches of contracts with third parties could result in expensive litigation.

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

Recent global financial conditions have been characterized by increased volatility and access to public financing, particularly for junior mineral exploration companies, has been negatively impacted. These conditions may affect our ability to obtain equity or debt financing in the future on terms favorable to us or at all.

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

Global financial conditions could suddenly and rapidly destabilize in response to future events, as government authorities may have limited resources to respond to future crises. Future crises may be precipitated by any number of causes, including natural disasters, pandemics, geopolitical instability, changes to energy prices or sovereign defaults.

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

Our profitability and long-term viability depend, in large part, upon the market price of gold, copper, silver and other metals and minerals which may be produced from our mineral claims, and from which we may derive revenues under any agreement we may enter into with a company that conducts mining operations on our claims. The market price of gold and other metals is volatile and is impacted by numerous factors beyond our control, including:

●	sales by central banks and other holders, speculators, and producers of gold and other metals in response to any of the below factors;
●	the relative strength of the U.S. dollar and certain other currencies;
●	interest rates;
●	global or regional political, financial, or economic conditions;
●	supply and demand for jewelry and industrial products containing metals; and
●	expectations with respect to the rate of inflation.

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

Our business is subject to a number of risks and hazards, including adverse environmental conditions, industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment, natural phenomena such as inclement weather conditions, floods, and earthquakes. Such occurrences could result in damage to mineral properties or production facilities, personal injury or death, environmental damage to our properties or the properties of others, delays in the ability to undertake exploration, monetary losses, and possible legal liability.

We do not currently have insurance and currently do not have any plans to obtain insurance. Insurance against certain risks, including those related to environmental matters or other hazards resulting from exploration, is generally not available to us or to other companies within the mining industry. In addition, we do not carry business interruption insurance relating to our mineral claims. Accordingly, delays in returning to any future exploration could produce a severe near-term impact on our business. Any losses from these events may result in significant costs that could have a material adverse effect on our financial performance, financial position and results of operations.

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

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate, certain of which are set forth below. Environmental legislation is evolving in a manner which may result in stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. The costs associated with compliance with such laws and regulations are substantial. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future laws, regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

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

CAA, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

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

CWA, and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water from mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill materials in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal, and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

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

Our industry is highly competitive, and we will be at a competitive disadvantage for assets and financial resources relative to larger, better funded companies in the same space.

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

The Company’s operating results and prospects from time to time may be below the expectations of market analysts and investors. In addition, stock markets from time to time suffer significant price and volume fluctuations that affect the market price of the securities listed thereon and which may be unrelated to the Company’s operating performance. These factors include macroeconomic developments and political environments in North America and globally and market perceptions of the attractiveness of particular industries. As at the date hereof, there remains a significant amount of uncertainty and economic disruption caused by COVID-19 that has increased market and share price volatility and had a catastrophic impact on access to capital and liquidity. Any of these events could result in a decline in the market price of the Common Stock. The Common Stock may, therefore, not be suitable as a short-term investment. In addition, the market price of the Common Stock may not reflect the underlying value of the Company’s net assets. The price at which the Common Stock will be traded and the price at which investors may realize their shares will be influenced by a large number of factors, some specific to the Company and its proposed operations, and some which may affect the business sectors in which the Company operates, including the pervasive and ongoing impact of COVID-19. Such factors could also include the performance of the Company’s operations, variations in operating results, announcements by the Company (i.e. disappointing results of exploratory drilling, the incurrence of environmental liabilities or other material developments), announcements of material developments by the Company’s competitors, involvement in litigation, large purchases or sales of the Common Stock, liquidity or the absence of liquidity in the Common Stock, limited trading volume, the prices of gold and other precious metals, legislative or regulatory changes relating to the business of the Company, the Company’s ability to raise additional funds, other material events and general financial market and economic conditions. In the event that the occurrence of any of these events causes the price of the Common Stock to decrease, investors may be forced to sell their shares at a loss.

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

Climate change could have an adverse impact on our operations. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of development or production on Nevada Canyon’s mines and adversely affect the financial performance of our operations.

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

Influence of third-party stakeholders.

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

Expensive and time consuming internal financial controls may or may not be effective in ensuring that transactions are authorized and properly recorded and reported; any inadvertent failure of our internal financial controls could result in undue time, resources and expense that could harm our operating results.

Internal controls over financial reporting are procedures designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance with respect to the reliability of financial reporting and financial statement preparation. Though we intend to put into place a system of internal controls appropriate for our size, and reflective of our level of operations, there are limited internal controls currently in place. We have a very limited history of operations and have not made any assessment as to the effectiveness of our internal controls. If we identify material weakness in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the Common Stock could be negatively affected. We also could become subject to investigations by the stock exchange on which the securities are listed, the Commission, or other regulatory authorities, which could require additional financial and management resources.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell our Common Stock.

Our management has broad discretion as to the use of certain of the net proceeds generated from our equity financing, which means that investors will need to rely on the judgment of our management regarding the use of proceeds.

Our management has broad discretion in the application of the net proceeds designated to fund our capital expenditures on existing mineral properties, acquire additional acreage leaseholds, acquire additional producing properties and associated leaseholds, or for general corporate purposes, which are subject to change in the future, and which may change in response to the proceeds raised pursuant to the purchase rights or exercise of the warrants, if any. Accordingly, you will have to rely upon the judgment of our management with respect to the use of these proceeds. Our management may spend a portion or all of the net proceeds from any equity financing in ways that holders of our Common Stock may not desire or that may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may also invest the net proceeds from an offering in a manner that does not produce income or that loses value.

We are a reporting issuer under the Exchange Act and are considered a smaller reporting company, exempting us from certain disclosure requirements and potentially making our Common Stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

● Had a public float of less than US$250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

● In the case of initial registration statement under the Securities Act, or the Exchange Act, for shares of its common equity, had a public float of less than US$250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

● In the case of an issuer whose public float as calculated under the foregoing paragraphs of this definition was zero or less than $700 million, had annual revenues of less than US$100 million during the most recently completed fiscal year for which audited financial statements are available.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Given our stage of development, we face cybersecurity risks that are common to our industry, including but not limited to, phishing attacks, malware, unauthorized access to our systems, and data breaches. These risks could potentially compromise our sensitive data, intellectual property, and operational capabilities, impacting our business reputation and future prospects. To address these risks, we have implemented foundational cybersecurity measures tailored to our size and operational complexity. To address the basic security measures we utilize essential cybersecurity tools such as firewalls, antivirus software, and secure communication platforms to protect against unauthorized access and cyber threats. To protect our data, we have implemented procedures for secure storage and handling of sensitive information and intellectual property.

The Audit Committee of our board of directors is responsible for the oversight of risks from cybersecurity threats and the process by which the board is informed about such risks. The Audit Committee receives regular updates on exposures, threats and mitigation plans directly from our management.

Item 2. Properties

We hold no real property. Our executive, administrative and operating office is provided to us at no cost by our CEO and director, Mr. Day, and is located at 5655 Riggins Court, Suite 15, Reno, NV 89502. We do not have a written lease agreement with Mr. Day or with the property landlord. Our officers and directors will work remotely from Canada or in the United States at the Reno office.

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

Common Stock Currently Outstanding

As of March 11, 2024, we had 25,322,001 shares of our common stock outstanding.

Holders

As of the date of this Annual Report on Form 10-K, we had 1,417 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as our directors deem relevant.

Transfer Agent

Our independent stock transfer agent is Globex Transfer, LLC, with an address at 780 Deltona Blvd., Suite 202, Deltona, FL 32725; their phone number is (813) 344-4490.

Recent Sales of Unregistered Securities

On February 24, 2023, we entered into a consulting agreement with our newly appointed Vice President of Operations (the “VP Agreement”). We agreed to issue 2,000,000 shares of our common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As of December 31, 2023, we had distributed a total of 833,333 shares under the VP Agreement.

On February 24, 2023, we entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of our common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As of December 31, 2023, we had distributed a total of 555,556 shares under the Consulting Agreements.

The above shares were issued pursuant to the provisions of Regulation D of the Act as the consultants represented to the Company that they are “Accredited Investors” as that term is defined in Rule 506(b) of Regulation D of the Act.

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

Results of Operation

	Years ended December 31,		Changes between
	2023	2022	the periods
Operating expenses
Consulting fees	$424,201	$50,726	$373,475
Director and officer compensation	1,571,805	988,471	583,334
Exploration	72,523	20,758	51,765
General and administrative	463,872	114,201	349,671
Professional fees	126,277	99,249	27,028
Transfer agent and filing fees	16,747	14,521	2,226
Total operating expenses	2,675,425	1,287,926	1,387,499
Other income (expense)
Interest expense	-	(10,812)	(10,812)
Amortization of debt discount	-	(719,462)	(719,462)
Fair value gain (loss) on equity investments	(100,700)	241,513	(342,213)
Realized gain on equity investments	-	211,530	(211,530)
Foreign exchange gain (loss)	7	(978)	(985)
Interest income	121,168	10,080	111,088
Total other income (expense)	20,475	$(268,129)	$(288,604)
Net loss	$(2,654,950)	$(1,556,055)	$1,098,895

Revenues

We had no revenues for the years ended December 31, 2023 and 2022. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses

Our operating expenses increased by $1,387,499 or 108%, to $2,675,425 as compared to $1,287,926 for the year ended December 31, 2022. This change was associated with $1,571,805 in director and officer compensation we recorded on the shares that we distributed to our three directors on December 30, 2021, and with the vesting of share awards we granted to our VP of Operations on February 24, 2023. During the year ended December 31, 2022, we recorded $988,471 in director and officer compensation. Our consulting fees increased by $373,475, from $50,726 we incurred during the year ended December 31, 2022, to $424,201 we incurred during the current year ended December 31, 2023, and which were associated with the vesting of shares we awarded to our consultants in March 2023 for their services; our general and administrative expenses increased by $349,671, from $114,201 we incurred during the year ended December 31, 2022, to $463,872 we incurred during the year ended December 31, 2023. This increase was associated with the investor outreach program we started in the second quarter of our Fiscal 2023. Our professional fees increased by $27,028, from $99,249 we incurred during the year ended December 31, 2022, to $126,277 we incurred during the year ended December 31, 2023. The professional fees increased as a result of the consulting agreement with Warm Springs Consulting LLC., who we engaged to develop registry-verified carbon credits for voluntary and compliance markets in the State of Nevada and the Western United States.

Other income (expense)

During the year ended December 31, 2023, we recognized $100,700 loss on fair value of investments in equity securities (2022 – $241,513 gain). The loss resulted from revaluation of WRR Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.415 per share at December 31, 2022, to CAD$0.145 per share at December 31, 2023, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. In addition, during the year ended December 31, 2023, we earned $121,168 in interest revenue (2022 - $10,080).

During the comparative year ended December 31, 2022, we recorded a $211,530 gain on equity investment which was associated with the sale of 1,171,083 WRR Shares for net proceeds of $614,656. In addition, we recorded $719,462 amortization of debt discount and $10,812 in interest expense associated with the beneficial conversion we recognized on the convertible notes payable we issued in October of 2021. We did not have similar transactions during the year ended December 31, 2023.

Net loss

During the year ended December 31, 2023, we incurred a net loss of $2,654,950, as compared to net loss of $1,556,055 we generated during the year ended December 31, 2022. This change was mainly affected by increased director and officer compensation of $1,571,805, which increased from $988,471 for the year ended December 31, 2022, an increased consulting fees of $424,201 for the year ended December 31, 2023, as compared to $50,726 for the year ended December 31, 2022, and increased professional fees of $126,277 for the year ended December 31, 2023, as compared to $99,249 for the year ended December 31, 2022. In addition, reduction in the price of WRR Shares resulted in fair value loss of $100,700, as compared to $241,513 gain we recorded during the year ended December 31, 2022. These increases were offset by absence of amortization of debt discount and accrued interest for the year ended December 31, 2023, as compared to $719,462 amortization of discount and $10,812 accrued interest in the prior year; and increased interest income of $121,168 during the year ended December 31, 2023, as compared to $10,080 for the year ended December 31, 2022.

Liquidity and Capital Resources

Working capital	December 31, 2023	December 31, 2022

Current assets	$10,285,426	$1,011,847
Current liabilities	1,306,307	1,321,994
Working capital (deficit)	$8,979,119	$(310,147)

As of December 31, 2023, we had a cash balance of $9,744,392. Our working capital was $8,979,119 and cash flows used in operations totaled $1,145,448 for the year ended December 31, 2023.

During the first half of 2023 our operations were funded with cash on hand, which was generated by selling our investment in WRR Shares during the year ended December 31, 2022, and from the issuance of convertible notes payable in October 2021. During the second half of 2023 we issued 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, issued 274,425 Common Shares on exercise of the Warrants issued as part of the Offering for total proceeds of $326,810, and received further $18,000 on exercise of the Warrants which were issued subsequent to December 31, 2023.

Due to the exploration rather than the production nature of our business, our operating activities do not generate cash flows, and cannot satisfy our cash requirements. However, we believe that the cash we were able to generate from the Offering will allow us to support our operations including our planned exploration programs and the general day-to-day business activities for the next 12-month period. We will continue to look for opportunities to generate additional cash through future equity or debt financings.

Cash Flow

	Year Ended December 31,
	2023	2022
Cash flows used in operating activities	$(1,145,448)	$(430,504)
Cash flows provided by/(used in) investing activities	(60,000)	164,656
Cash flows provided by/(used in) financing activities	9,942,822	(147,020)
Effects of foreign currency exchange on cash	-	(978)
Net increase/(decrease) in cash during the year	$8,737,374	$(413,846)

Net cash used in operating activities

During the year ended December 31, 2023, our net cash used in operating activities increased by $714,944, or 166%, to $1,145,448 for the year ended December 31, 2023, compared with $430,504 for the year ended December 31, 2022. During the year ended December 31, 2023, we used $593,556 to cover our cash operating costs, which were determined by reducing the net loss of $2,654,950 the Company incurred during the year, by non-cash items included in the net loss of $2,061,394; we used $536,205 to increase our prepaid expenses, of which $500,367 were associated with prepaid advertising and investor relation costs, and we used further $17,031 to reduce amounts due to our related parties. These uses of cash were in part offset by the $1,344 increase in accounts payable and accrued liabilities.

During the year ended December 31, 2022, we used $430,504 in operating activities. During the year ended December 31, 2022, we used $300,187 to cover our cash operating costs, this amount was comprised of $1,556,055 in net loss, reduced by non-cash transactions of $1,255,868; $12,407 to decrease our accounts payable and accrued liabilities, and $27,000 to decrease amounts due to our related parties. In addition, we used $118,699 cash to pay interest accrued on convertible notes payable, which was in part offset by $10,812 in interest expense on the convertible notes that had reached their maturity. These uses of cash were in part offset by a $16,977 decrease to our prepaid expenses.

Adjustments to reconcile net loss to net cash used in operating activities

During the year ended December 31, 2023, we recognized a $100,700 loss on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $988,471 in director and officer compensation associated with the par-value shares we distributed to our directors and CEO on December 30, 2021, $583,333 we recorded on vesting of shares awarded to our VP of Operations and $388,890 we recorded on vesting of shares awarded to our consultants, in accordance with the consulting agreements we executed in February of 2023.

During the year ended December 31, 2022, we recognized a $453,043 gain on equity investment associated with WRR Shares. In addition, we recognized $978 loss on foreign exchange fluctuations associated with cash we held in high-interest savings account at a major Canadian bank and recorded $719,462 in amortization of debt discount associated with the convertible notes payable we issued in September and October 2021. We also recorded $988,471 in stock-based compensation associated with the par-value shares we issued to our directors and CEO on December 30, 2021.

Net cash provided by/(used in) investing activities

During the year ended December 31, 2023, we used $60,000 to make option payments on our Swales Property, Agai-Pah Property, and Belshazzar Property.

During the year ended December 31, 2022, we generated $614,656 from the sale of 1,171,083 WRR Shares. During the same period, we used $450,000 to acquire our mineral property interests.

Net cash provided by/(used in) financing activities

During the year ended December 31, 2023, we received $9,999,475 on issuance of 12,499,343 Units of our common stock at $0.80 per Unit pursuant to our Offering. Each Unit was comprised of one common share (a “Common Share”), and one common share purchase warrant (a “Warrant”) to purchase one additional common share (a “Warrant Share”) at an exercise price of $1.20 per Warrant Share, expiring 24 months from the issuance date. We paid $401,463 in share issuance costs associated with the issuance of the Units. We issued 274,425 shares for total proceeds to the Company of $326,810 on exercise of Warrants issued as part of the Offering and recorded further $18,000 as obligation to issue shares on the exercise of the Warrants, as the shares were issued subsequent to December 31, 2023.

During the year ended December 31, 2022, we received $400 from the sale of 4,000,000 par-value shares to two of our directors, which shares were considered sold on December 30, 2021, however, we received cash payment from the directors subsequent to December 31, 2021. During the same period, we redeemed a total of $147,420 in notes payable, which reached their maturity.

Going Concern

At December 31, 2023, we had a working capital surplus of $8,979,119 and cash on hand of $9,744,392, which is sufficient enough to support our current plan of operations including exploration programs for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $56,105. Prior to receiving the funds from the Offering, we were using WRR Shares as a source of additional cash inflow.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations including equity and/or debt financing. However, given the current market and industry conditions, we cannot be sure that we will be able to procure additional funding. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences, or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal year.

Capital Expenditures

During the year ended December 31, 2023, we used $60,000 to make annual option payments on Swales Property, Agai-Pah Property, and Belshazzar Property, at $20,000 for each property.

During the year ended December 31, 2022, we used $20,000 to make an initial cash payment to acquire Swales Property, $20,000 to make the first anniversary payment on Agai-Pah Property, and further $20,000 to make the first anniversary payment on Belshazzar Property. In addition, we made a $350,000 one-time cash payment to acquire 2% NSR on Palmetto Project and paid $40,000 to extend the Olinghouse Purchase Option for an additional one-year term.

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

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nevada Canyon Gold Corp. (“the Company”) as of December 31, 2023 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee or those in charge of governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Assure CPA, LLC

We have served as the Company’s auditor since 2023.

Spokane, Washington

March 11, 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Canyon Gold Corp. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015. In 2023 we became the predecessor auditor.

Vancouver, Canada

March 27, 2023

Nevada Canyon Gold Corp.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$9,744,392	$1,007,018
Prepaid expenses	541,034	4,829
	10,285,426	1,011,847

Investment in equity security	56,105	156,805
Mineral property interests	780,395	720,395
TOTAL ASSETS	$11,121,926	$1,889,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$846,307	$844,963
Related party payables	460,000	477,031
Total Liabilities	1,306,307	1,321,994

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2023 and 2022	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 25,240,051 and 11,077,394 issued and outstanding as of December 31, 2023 and 2022, respectively	2,523	1,107
Additional paid-in capital	14,957,547	3,073,447
Obligation to issue shares	18,000	-
Accumulated deficit	(5,162,451)	(2,507,501)
	9,815,619	567,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,121,926	$1,889,047

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Operations

	For the years ended December 31,
	2023	2022

Operating expenses
Consulting fees	$424,201	$50,726
Director and officer compensation	1,571,805	988,471
Exploration	72,523	20,758
General and administrative	463,872	114,201
Professional fees	126,277	99,249
Transfer agent and filing fees	16,747	14,521
Total operating expenses	2,675,425	1,287,926

Other income (expense)
Interest expense	-	(10,812)
Amortization of debt discount	-	(719,462)
Fair value gain (loss) on equity investments	(100,700)	241,513
Realized gain on equity investments	-	211,530
Foreign exchange gain (loss)	7	(978)
Interest income	121,168	10,080
Total other income (expense)	20,475	(268,129)
Net loss	$(2,654,950)	$(1,556,055)

Net loss per common share - basic and diluted	$(0.21)	$(0.51)
Weighted average number of common shares outstanding:
Basic and diluted	12,589,698	3,034,022

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statement of Stockholders’ Equity For the Years Ended December 31, 2023 and 2022

	Common Stock		Obligation	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	to Issue Shares	Capital	Deficit	Equity

Balance, December 31, 2021	8,685,093	$868	$-	$1,190,522	$(951,446)	$239,944

Shares issued on conversion of convertible notes	2,392,301	239	-	894,454	-	894,693
Stock-based compensation - directors and CEO	-	-	-	988,471	-	988,471
Net loss for the year ended December 31, 2022	-	-	-	-	(1,556,055)	(1,556,055)
Balance, December 31, 2022	11,077,394	1,107	-	3,073,447	(2,507,501)	567,053

Shares and warrants issued for cash	12,499,343	1,250	-	9,998,225	-	9,999,475
Shares issued on exercise of warrants	274,425	27	-	329,283	-	329,310
Shares to be issued on exercise of warrants	-	-	18,000	-	-	18,000
Share issuance costs	-	-	-	(403,963)	-	(403,963)
Stock-based compensation - consultants	555,556	56	-	388,834	-	388,890
Stock-based compensation - officer	833,333	83	-	583,250	-	583,333
Stock-based compensation - directors and CEO	-	-	-	988,471	-	988,471
Net loss for the year ended December 31, 2023	-	-	-	-	(2,654,950)	(2,654,950)
Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Cash Flow

	For the years ended December 31,
	2023	2022
OPERATING ACTIVITIES:

Net loss	$(2,654,950)	$(1,556,055)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	719,462
Fair value loss (gain) on equity investments	100,700	(241,513)
Foreign exchange loss	-	978
Realized gain on equity investments	-	(211,530)
Stock-based compensation - directors and CEO	988,471	988,471
Stock-based compensation - consultants	388,890	-
Stock-based compensation - officer	583,333	-
Changes in operating assets and liabilities:
Prepaid expenses	(536,205)	16,977
Accounts payable and accrued expenses	1,344	(12,407)
Accrued interest payable	-	(107,887)
Related party payables	(17,031)	(27,000)
Net cash used in operating activities	(1,145,448)	(430,504)

INVESTING ACTIVITIES:
Proceeds from sale of equity investments	-	614,656
Acquisition of mineral property interests	(60,000)	(450,000)
Net cash provided by (used in) investing activities	(60,000)	164,656

FINANCING ACTIVITIES:
Proceeds from the sale of common stock and warrants	9,999,475	400
Share issuance cash costs	(403,963)	-
Proceeds from the exercise of warrants	347,310	-
Payment of convertible notes payable	-	(147,420)
Net cash provided by (used in) financing activities	9,942,822	(147,020)

Effects of foreign currency exchange on cash	-	(978)

Net increase (decrease) in cash and cash equivalents	8,737,374	(413,846)
Cash and cash equivalents, beginning of year	1,007,018	1,420,864
Cash and cash equivalents, end of year	$9,744,392	$1,007,018

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$118,699

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mineral interests acquired with related party payables, net	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these consolidated financial statements, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under offering statement on Form 1-A (the “Offering”), and expected future cash inflows from the Offering and future financing the management is planning to undertake.

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

In prior reporting periods, the Company concluded that substantial doubt regarding its ability to continue as a going concern existed. The cash received from sale of the Company’s common stock as a result of the Offering in the third and fourth quarter of the Company’s Fiscal 2023 (Note 6), alleviated the substantial doubt.

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

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid investments purchased with maturities of three months or less. Cash deposits with banks may exceed Federal Deposit Insurance Corporation insured limits.

Deferred Stock Issuance Costs

The Company defers, within prepaid expenses, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses.

Equity Investments

Investments in equity securities are generally measured at fair value. Gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. Gains and losses on the sale of securities are recognized on a specific identification basis.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company provides a valuation allowance for deferred tax assets that the Company does not consider more likely (than not) to be realized.

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

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock. Restricted stock that has been distributed but not yet vested and thus excluded from the weighted average shares calculation, was 2,001,667 and 4,003,333 at December 31, 2023 and 2022, respectively (Note 6).

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At December 31, 2023 and 2022, all of the Company’s outstanding warrants and restricted stock awards are excluded from the diluted earnings per share calculation because their impact would be anti dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents and investment in equity security. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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

At the end of each reporting period, the Company’s investment in equity security is measured at fair value using Level 1 inputs. During the years ended December 31, 2023 and 2022, the Company has no assets or liabilities requiring measurement at fair value on a non-recurring basis.

Stock-Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or the issuance of common stock awards are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of the Company’s common stock on the date of issuance and other applicable inputs. The Company recognizes stock-based compensation for common stock award grants evenly over the related vesting period.

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

Related Parties and Transactions

The Company identifies related parties and discloses related party transactions. Parties, which can be entities or individuals, are considered to be related if either party has the ability, directly or indirectly, to control or exercise significant influence over the Company in making financial and operational decisions. Entities and individuals are also considered to be related if they are subject to common control or significant influence of the Company.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The new guidance addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision useful information to investors and other allocators of capital in a joint venture’s financial statements and (2) reduce diversity in practice. The guidance is applied prospectively and effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance requires additional disclosures of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of this disclosure guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Amounts due to the Chairman of the board, Chief Financial Officer (“CFO”) and former Chief Executive Officer (“CEO”) and President (a)	$100,000	$117,031
Amounts due to a company controlled by the Chairman of the board, CFO, and former CEO and President (a)	360,000	360,000
Total related party payables	$460,000	$477,031

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the years ended December 31, 2023 and 2022, the Company had the following transactions with its related parties:

	Year ended December 31,
	2023	2022
Director stock-based compensation incurred to the Chairman of the board, CFO and former CEO and President	$330,039	$330,039
Director stock-based compensation incurred to a director	164,608	164,608
Director stock-based compensation incurred to CEO, President, and director	493,824	493,824
Officer stock-based compensation incurred to VP of Operations	583,333	-
Consulting fees paid to a company controlled by the former CEO and director	-	20,000
Geological consulting fees paid to a company controlled by the CEO	51,000	-
Total related party transactions	$1,622,804	$1,008,471

See Note 4 - Mineral Property Interests for further information on related party transactions and Note 6 - Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY INTERESTS

As of December 31, 2023, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

Property/Project	December 31, 2023	December 31, 2022
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	60,000	40,000
Belshazzar	60,000	40,000
Swales	60,000	40,000
Olinghouse	240,000	240,000
Palmetto Project	350,000	350,000
Total	$780,395	$720,395

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

During the year ended December 31, 2023, the Company paid $2,543 (2022 - $2,543) for its mineral property interests in Lazy Claims, of which $2,000 (2022 - $2,000) represented annual minimum payment required under the Lazy Claims Agreement and $543 (2022 - $543) was associated with the annual mining claim fees payable to the Bureau of Land Management (the “BLM”). These fees were recorded as part of the Company’s exploration expenses.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the year ended December 31, 2023, the Company paid $4,791 (2022 - $4,791) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

Agai-Pah Property

On May 19, 2021, the Company entered into exploration lease with option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in sections 32 & 33, T4N, R34E, MDM, Mineral County, Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO, President, and director of the Company.

The term of the Agreement commenced on May 19, 2021, and continues for ten years, subject to the Company’s right to extend the Agai-Pah Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Property.

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

During the year ended December 31, 2023, the Company paid $3,552 (2022 - $3,552) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

Belshazzar Property

On June 4, 2021, the Company entered into exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, within Quartzburg mining district, in Boise County, Idaho (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO, President, and director of the Company.

The term of the Belshazzar Property Agreement commenced on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Belshazzar Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms.

During the year ended December 31, 2023, the Company paid $2,825 (2022 - $2,660) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

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

The Company made the initial cash payment of $20,000 on January 15, 2022, and made the first $20,000 anniversary payment on March 14, 2023, which was initially accrued at December 31, 2022. At December 31, 2023, the Company accrued the second $20,000 anniversary payment, which was paid on February 16, 2024.

During the year ended December 31, 2023, the Company paid $7,092 (2022 - $7,092) in annual mining claim fees payable to the BLM. These fees were recorded as part of the Company’s exploration expenses.

Olinghouse Project

On December 17, 2021, the Company’s wholly-owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), a private Nevada company, to acquire 100% interest of Target’s 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

The Company has the exclusive right and option (the “Olinghouse Purchase Option”), exercisable at any time during the Olinghouse Option period, at its sole discretion, to acquire 100% of a 1% production royalty from the net smelter returns on all minerals and products produced from certain properties comprising the Olinghouse Project.

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

On December 23, 2022, the Company and Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000. In December of 2023, in accordance with Article 3 of the Olinghouse Agreement, the Company notified Target that the Company intends to exercise its option to acquire the 1% production royalty on the Olinghouse Project. As of the date of these financial statements, the Company has not received the Royalty deed. The Company intends to make the final option payment once it received fully executed Royalty deed from Target.

During the year ended December 31, 2023, the Company did not incur any exploration costs associated with the Olinghouse Project.

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

During the years ended December 31, 2023 and 2022, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at December 31, 2023 and 2022, the Company’s equity investment consists of 511,750 common shares of Walker River Resources Corp. (“WRR”).

At December 31, 2023 and 2022, the fair value of the equity investment was $56,105 and $156,805, respectively, based on the trading price of WRR Shares at December 31, 2023 and 2022. Fair value is measured using Level 1 inputs in the fair value hierarchy. During the year ended December 31, 2023 the revaluation of the equity investment in WRR resulted in a $100,700 loss on the change in fair value of the equity investment (December 31, 2022 - $241,513 gain).

The Company did not sell any WRR Shares during the year ended December 31, 2023. During the year ended December 31, 2022, the Company sold 1,171,083 WRR Shares for net proceeds of $614,656. The Company recorded a net realized gain of $211,530 on the sale of WRR Shares.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, $0.0001 par value, and is authorized to issue 100,000,000 common shares and one class of preferred stock, $0.0001 par value, and is authorized to issue 10,000,000 preferred shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

Equity transactions during the year ended December 31, 2023

Units issued under offering statement on Form 1-A

During the year ended December 31, 2023, the Company issued a total of 12,499,343 units of its common stock pursuant to its offering statement on Form 1-A (the “Offering”). Each unit is comprised of one common share, and one common share purchase warrant to purchase one additional common share at an exercise price of $1.20 per Warrant Share, expiring 24 months from the issuance date.

The Units were issued in five separate tranches as follows:

Effective date	Number of units issued	Gross proceeds	Share issuance costs – cash	Share issuance costs – agent warrants	Net proceeds
July 27, 2023	432,914	$346,331	$26,178	$3,404	$320,153
August 28, 2023	2,886,124	2,308,899	86,960	22,694	2,221,939
September 23, 2023	2,218,222	1,774,578	69,098	17,442	1,705,480
October 18, 2023	4,958,717	3,966,974	134,270	38,936	3,832,704
November 3, 2023	2,003,366	1,602,693	84,955	15,730	1,517,738
Total	12,499,343	$9,999,475	$401,461	$98,206	$9,598,014

The Company incurred a total of $499,667 in share issuance costs of which $98,206 were associated with issuance of 124,994 agent warrants (the “Agent Warrants”). The Agent Warrants are exercisable at $1.20 and expire 5 years from the issuance date. The fair value of the Agent Warrants was determined using Black-Scholes Option Pricing Model with the following assumptions: expected life of 5 years, risk-free interest rate between 4.49% and 4.57%, expected dividend yield - $Nil, and expected share price volatility between 214% and 216%.

During the year ended December 31, 2023, the Company issued 274,425 Common Shares for total proceeds to the Company of $329,310 on exercise of the Warrants issued as part of the Offering. The Company paid $2,500 in share issuance costs associated with exercise of these Warrants.

Subsequent to December 31, 2023, the Company issued 81,950 Common Shares for total proceeds to the Company of $98,340 on exercise of the Warrants issued as part of the Offering. Of this amount, $18,000 were received during the year ended December 31, 2023, and were recorded as obligation to issue shares.

Equity transactions during the year ended December 31, 2022

On October 31, 2022, the Company received notices from its convertible note holders requesting to convert a total of $897,113 into 2,392,301 shares of its common stock at $0.375 per share. These shares were issued on November 7, 2022 (Note 7).

Warrants

The changes in the number of warrants outstanding for the years ended December 31, 2023 and 2022, are as follows:

	Year ended December 31, 2023			Year ended December 31, 2022
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	-	$	n/a	-	$	n/a
Warrants issued - offering	12,499,343		$1.20	-	$	n/a
Warrants issued - agent	124,994		$1.20	-	$	n/a
Warrants exercised	(274,425)		$1.20	-	$	n/a
Warrants outstanding, ending	12,349,912		$1.20	-	$	n/a

Details of warrants outstanding as at December 31, 2023, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
415,364		July 27, 2025	$1.20
2,842,124		August 28, 2025	$1.20
2,180,722		September 23, 2025	$1.20
55,373	(1)	September 23, 2028	$1.20
4,811,342		October 18, 2025	$1.20
1,975,366		November 3, 2025	$1.20
69,621	(1)	November 3, 2028	$1.20
12,349,912

(1)	Agent warrants

At December 31, 2023, the weighted average life of the warrants was 1.79 years.

Share-based compensation

During the year ended December 31, 2023 and 2022, the Company recognized share-based compensation as follows:

	Year ended December 31,
	2023	2022
Directors and CEO	$988,471	$988,471
Officer – VP of Operations	583,333	-
Consultants	388,890	-
	$1,960,694	$988,471

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

The fair value of the shares was determined to be approximately $2,965,413 or $0.4938 per share based on the trading price of the Company’s common stock on the issue date adjusted for the restrictions under the Lock-up Agreements. The shares vest over a three-year time period.

As stated above, the Company distributed all of the awarded shares prior to vesting. As at December 31, 2023, 4,003,333 shares have vested and 2,001,667 shares are unvested. As of December 31, 2023, unvested compensation related to the Director Shares of $988,471 will be recognized over the next 12 months.

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s newly appointed Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at December 31, 2023, the Company had distributed a total of 833,333 shares under the VP Agreement.

Unvested compensation related to the shares to be issued under the VP Agreement of $816,667 will be recognized over the next 1.16 years.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly . The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at December 31, 2023, the Company had distributed a total of 555,556 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $1,011,110 will be recognized over the next 2.16 years.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2021, the Company received $980,000 in cash proceeds under the convertible promissory notes financing, in addition, the Company’s existing debt holder agreed to convert $15,064 the Company owed on account of unsecured, non-interest-bearing note payable due on demand into a convertible promissory note for a total of $20,000. The convertible promissory notes (the “Notes”) were due in twelve months after their issuances (the “Maturity Date”) and accrued interest at a rate of 15% per annum. During the year ended December 31, 2022, the Company recorded $719,462 in amortization of debt discount and $10,812 in additional interest accrued on the Notes. The balance of the Notes at December 31, 2022 was $Nil as all of the notes were paid or converted into shares of the Company’s common stock during the year ended December 31, 2022.

NOTE 8 – PREPAID EXPENSES

Prepaid expenses at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Prepaid advertising and investor relations services	$500,367	$367
Deferred share issuance costs	36,625	-
Prepaid filing fees	1,417	1,462
Prepaid consulting fees	2,625	3,000
Total	$541,034	$4,829

NOTE 9 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2023	2022
Net loss before tax	$(2,654,950)	$(1,556,055)
Statutory tax rate	21%	21%
Expected income tax recovery at statutory rate	(557,539)	(326,771)
Non-deductible expenditures	8,900	299,253
Change in valuation allowance	548,639	27,518
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2023	2022
Deferred income tax assets
Non-capital loss carry-forward	$313,022	$197,276
Equity security	8,917	-
Stock-based compensation	411,746	-
Total deferred income tax assets	733,685	197,276
Deferred income tax liabilities
Equity security	-	(12,230)
Less: Valuation allowance	(733,685)	(185,046)
Net deferred income tax assets	$-	$-

At December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $1.5 million, $90,000 of which expire by 2037. The remaining balance of approximately $1.4 million will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2020 through 2023 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

Item 9. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officers included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2023, were not effective in providing timely material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on an assessment of the Company’s internal control procedures over financial reporting at December 31, 2023, management has concluded that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age, and position of our present officer and directors are set forth below:

Name	Age	Title(s)

Alan Day	59	President, Chief Executive Officer, Principal Executive Officer, Director
Jeffrey Cocks	61	Chairman, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Secretary
Ryan McMillan	39	Vice President of Operations
Robert F. List	87	Director
John Schaff	60	Director
Smith Miller	63	Director

Jeffrey Cocks has held his offices/positions since February 28, 2014, and we expect him to hold his offices/positions at least until the next annual meeting of our shareholders.

Alan Day and Robert F. List were appointed to the board of directors on November 17, 2021. Effective May 4, 2023, Alan Day was appointed to serve as President and Chief Executive Officer of the Company. We expect Mr. Day and Mr. List to hold their offices/positions at least until the next annual meeting of our shareholders.

Ryan McMillan was appointed Vice President of Operations on March 1, 2023, and we expect him to hold his office/position at least until the next annual meeting of our shareholders.

John Schaff and Smith Miller were appointed to the board of directors on January 18, 2024. We expect Mr. Schaff and Mr. Miller to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. Alan Day, President, Chief Executive Officer, Director

Mr. Day was appointed to our board of directors on November 17, 2021, and as our President and CEO on May 4, 2023. Mr. Day has an extensive financial, operational and administrative background with over 30 years’ experience of exploration and mining experience with a focus on precious metals, copper and nickel. He has held senior project management roles in exploration, mining as well as environmental remediation programs. Mr. Day’s company, Mineral Exploration Services, Ltd. was formed in 1998 to serve the mining industry in property acquisitions and divestures, claim locating, complete exploration services, including geological consulting and project management. Mr. Day received a B.S. in Geology and a B.A. in Spanish, from the University of Utah in 1990.

Mr. Jeffrey Cocks, Chief Financial Officer, Secretary, Director, and Chairman

Jeffrey Cocks is our Chief Financial Officer, Chairman, and Secretary and has served in that capacity since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committee of Carson River Ventures Corp. which is traded on the Canadian Securities Exchange. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks holds a certificate from Simon Frasier University in its securities program.

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

Mr. Schaff, Director

Mr. Schaff was appointed to our board of directors on January 18, 2024. Mr. Schaff has worked for over 30 years in the exploration industry for both junior and senior mining companies. Mr. Schaff has actively participated in numerous discoveries including Kennecott’s Gemfield, Midway, Castle Au deposits in Nevada, the Whistler Cu-Au deposit in Alaska, Rio Tinto’s Eagle Cu-Ni deposit in Michigan, the Tamarack Cu-Ni deposit in Minnesota, the Diavik Diamond Mine in the Northwest Territories, Canada; and Noranda’s Lynne VMS deposit in Wisconsin. Mr. Schaff’s experience also includes serving as Exploration Manager with Coeur Mining, where he was an integral part in the discovery of the C-Horst deposit located in the highly active Bare Mountain Mining District near Beatty, Nevada. Mr. Schaff received his Bachelor of Science (Geology) from Bemidji State University, Bemidji, Minnesota in 1987.

Mr. Miller, Director

Mr. Miller was appointed to our board of directors on January 18, 2024. Mr. Miller is the CEO and founding member of Strategic Tax Solutions (“STS”) with offices in Boise, Idaho and Loomis, California. He has more than 20 years of experience working with various size companies providing research & development (“R&D”) tax credit services. STS has successfully completed R&D tax credits for hundreds of projects, across multiple industries including but not limited to architecture, engineering, manufacturing, design build contractors, aerospace/DOD, and software. Prior to starting STS, Mr. Miller spent numerous years with two regional accounting firms building some of the industry’s best tax credit and incentive programs. During his career, Mr. Miller has developed a reputation for his expertise and strategic approach as a leader in federal and state research and development tax credits and incentives. In 1987, Mr. Miller received his Bachelor of Science (B.S.) from California State University, Sacramento, CA and his B.S. General Business from Regents College, Albany N.Y.

Possible Potential Conflicts

Our common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace, which does not have director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through the exercise of such judgment as is consistent with each officer’s and director’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented. In an effort to reduce or minimize any conflicts, our directors and officers have orally agreed that any opportunities that are presented to them in the United States will be directed to the Company and that any opportunities presented to them in Canada will be available for their other business interests.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently, we have five directors and an officer and will seek to add additional officer(s) and/or director(s) as and when the proper personnel is located, and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Board of Directors

Our directors hold office until the completion of their term of office, which is not longer than one year, or until a successor(s) have been elected. We reimburse our directors for their services with shares of our Common Stock, we may also compensate them for their role as officers, which compensation may be in the form of cash or equity.

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

Committees of the Board of Directors

Our board of directors is planning to establish an audit committee and a compensation committee as soon as is practicable. We believe that five directors is sufficient to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees. See “Executive Compensation” hereinafter.

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2023, and 2022, compensation awarded to, paid to, or earned by, our Chief Executive Officer, Chief Financial Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Cocks (1) CFO and	2023	-	-	330,039	-	-	-	-	330,039
Director	2022	-	-	330,039	-	-	-	20,000	350,039

Alan Day (1,2)	2023	-	-	493,824	-	-	-	91,000	584,824
CEO, President and Director	2022	-	-	493,824	-	-	-	40,000	533,824

Robert List (1,3)	2023	-	-	164,608	-	-	-	-	164,608
Director	2022	-	-	164,608	-	-	-	-	164,608

Ryan McMillan (1,4)	2023	-	-	583,333	-	-	-	-	583,333
VP of Operations	2022	-	-	-	-	-	-	-	-

(1)	We have no formal employment arrangements with Messrs. Cocks, Day, List, and McMillan at this time. Messrs. Cocks’, Day’s, List’s, and McMillan’s compensation has not been fixed or based on any percentage calculations.

(2)	Mr. Day was appointed to the Company’s board of directors on November 17, 2021, and President and CEO of the Company on May 4, 2023. Included in other compensation are $40,000 we paid Mr. Day as anniversary payments on the Agai-Pah and Belshazzar Properties (2022 - $40,000), and $51,000 we paid Mineral Exploration Services, Ltd, an entity controlled by Mr. Day, for geological consulting on the Agai-Pah, Belshazzar, and Swales Properties (2022 - $Nil).

(3)	Mr. List was appointed to the Company’s board of directors on November 17, 2021.

(4)	Mr. McMillan was appointed the Company’s VP of Operations on March 1, 2023.

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

The fair value of the shares was determined to be approximately $2,965,413 or $0.4938 per share based on the trading price of the Company’s common stock on the issue date adjusted for the restrictions under the Lock-up Agreements. The shares vest over a three-year time period.

As stated above, the Company distributed all of the awarded shares prior to vesting. As at December 31, 2023, 4,003,334 shares have vested and 2,001,666 shares remained unvested.

On February 24, 2023, the Company entered into a consulting agreement with the Company’s newly appointed Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As of December 31, 2023, the Company had distributed a total of 833,333 shares under the VP Agreement.

Outstanding Equity Awards at Fiscal Year-End

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid any compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 11, 2024, we had 25,322,001 shares of common stock outstanding of which 7,833,333 was held by three shareholders.

There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	11.8%
Common Stock	Robert F. List	1,000,000	Beneficial (2)	3.9%
Common Stock	Alan Day	3,000,000	Direct (3)	11.8%
Common Stock	Ryan McMillan	833,333	Beneficial (4)	3.3%
All Officers and Directors as a Group		7,083,333		30.9%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	11.8%
Common Stock	Alan Day	3,000,000	Direct (3)	11.8%

(1)	2,005,000 shares listed as beneficially owned by Jeffrey Cocks were issued in the name of 071663 BC Ltd., a company managed by Mr. Cocks. In addition to the regular restrictive legend, these shares are subject to the terms and conditions included in a 3-year lock-up and vesting agreement effective December 30, 2021, which contemplates that the shares will vest in equal annual installments over a 3-year term, during which term the shareholder will not sell, directly or indirectly, or enter into any other transactions involving these shares.

(2)

The Shares were issued in the name of List Family Trust Dated May 26, 2004, managed by Mr. List. In addition to the regular restrictive legend, these shares are subject to the terms and conditions included in a 3-year lock-up and vesting agreement effective December 30, 2021, which contemplates that the shares will vest in equal annual installments over a 3-year term, during which term the shareholder will not sell, directly or indirectly, or enter into any other transactions involving these shares.

(3)	In addition to the regular restrictive legend, the shares held by Mr. Day are subject to the terms and conditions included in a 3-year lock-up and vesting agreement effective December 30, 2021, which contemplates that the shares will vest in equal annual installments over a 3-year term, during which term the shareholder will not sell, directly or indirectly, or enter into any other transactions involving these shares.

(4)	The Shares were issued in the name of McMillian Co., an entity controlled by Mr. McMillan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our promoters are Mr. Cocks, our chairman, Chief Financial Officer and secretary, Mr. Day, our Chief Executive Officer, and President, and Mr. McMillan, our VP of Operations.

Our office and mailing address is 5655 Riggins Court, Suite 15, Reno, NV 89502.

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

On May 19, 2021, we entered into an exploration lease with an option to purchase agreement with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres. Mr. Alan Day, the Company’s CEO, President, and director, is a managing member of MSM. During the years ended December 31, 2023 and 2022, the Company made $20,000 anniversary payments for each year for the Agai-Pah Property.

On June 4, 2021, we entered into an exploration lease with option to purchase agreement with Belshazzar Holdings, L.L.C., (“Belshazzar”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres. Mr. Alan Day, the Company’s director, is a managing member of Belshazzar. During the years ended December 31, 2023 and 2022, the Company made $20,000 anniversary payments for each year for the Belshazzar Property.

On January 27, 2022, our wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Mr. Alan Day, the Company’s CEO, President, and director, is also a director and CEO of Smooth Rock. The Company made a one-time cash payment of $350,000, on February 7, 2022.

During the year ended December 31, 2022, the Company paid $20,000 in consulting fees to West Isle Ventures, a company wholly owned by Mr. Jeff Cocks, the Company’s director, CFO, and former CEO.

During the year ended December 31, 2023, the Company paid $51,000 in mineral exploration consulting fees to Mineral Exploration Services, Ltd, a company wholly owned by Mr. Alan Day, the Company’s CEO, President, and director.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses, where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent, where required; and
●	obtain shareholder consent, where required.

Item 14. Principal Accountant Fees and Services

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2023	December 31, 2022

Audit fees	$33,750	$35,000
Audit-related fees	$1,000	$1,000
Tax fees	$2,400	$1,800
All other fees	$-	$-

Pre-Approval Policy

Our directors pre-approve all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our directors must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Amended and Restated Bylaws*
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (8)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (9)
10.08	Convertible Note Agreement (10)
10.09	Subscription Agreement (10)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (11)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (12)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (13)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (13)
10.14	Royalty Purchase Agreement, dated January 27, 2022(14)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (15)
10.16	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (16)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (16)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (16)
10.19	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(17)
10.20	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(18)
21.1	List of significant subsidiaries of Nevada Canyon Gold Corp.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(13)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(15)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(16)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(18)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

March 11, 2024	/s/ Alan Day
Alan Day
President, Chief Executive Officer and
(Principal Executive Officer)

March 11, 2024	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chairman and Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2024	/s/ Alan Day
Alan Day President, Chief Executive Officer, (Principal Executive Officer), and Director

March 11, 2024	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chairman, Chief Financial Officer (Principal Accounting Officer) and Director

March 11, 2024	/s/ Robert F. List
Robert F. List Director

March 11, 2024	/s/ John Schaff
John Schaff Director

March 11, 2024	/s/ Smith Miller
Smith Miller Director

