Form 10-Q
period 2024-03-31
Nevada Canyon Gold Corp.
filed 2024-05-06
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2024 the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 25,903,343.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$9,641,035	$9,744,392
Prepaid expenses	417,156	541,034
	10,058,191	10,285,426

Investment in equity securities	113,303	56,105
Mineral property interests	780,395	780,395
TOTAL ASSETS	$10,951,889	$11,121,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$820,215	$846,307
Related party payables	460,000	460,000
Total Liabilities	1,280,215	1,306,307

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 25,762,418 and 25,240,051 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,576	2,523
Additional paid-in capital	15,620,144	14,957,547
Obligation to issue shares	50,850	18,000
Accumulated deficit	(6,001,896)	(5,162,451)
	9,671,674	9,815,619
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,951,889	$11,121,926

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2024	2023

Operating expenses
Investor awareness marketing	$418,275	$6,925
Consulting fees	124,480	55,326
Director and officer compensation	420,767	302,066
General and administrative	16,006	17,789
Professional fees	20,465	6,000
Transfer agent and filing fees	10,715	4,722
Total operating expenses	1,010,708	392,828

Other income (expense)
Fair value gain (loss) on equity investments	57,198	(88,738)
Foreign exchange loss	(6)	-
Interest income	114,071	6,492
Total other income (expense)	171,263	(82,246)
Net loss	$(839,445)	$(475,074)

Net loss per common share - basic and diluted	$(0.04)	$(0.10)
Weighted average number of common shares outstanding :
Basic and diluted	23,295,821	4,681,760

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation to Issue	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2022	11,077,394	$1,107	$-	$3,073,447	$(2,507,501)	$567,053

Stock-based compensation - consultants	-	-	38,889	-	-	38,889
Stock-based compensation - officer	-	-	58,333	-	-	58,333
Stock-based compensation - directors and CEO	-	-	-	243,733	-	243,733
Net loss for the three months ended March 31, 2023	-	-	-	-	(475,074)	(475,074)
Balance, March 31, 2023	11,077,394	$1,107	$97,222	$3,317,180	$(2,982,575)	$432,934

Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

Shares issued on exercise of warrants	105,700	11	(6,000)	126,829	-	120,840
Shares to be issued on exercise of warrants	-	-	38,850	-	-	38,850
Share issuance costs	-	-	-	(1,624)	-	(1,624)
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	250,000	25	-	174,975	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the three months ended March 31, 2024	-	-	-	-	(839,445)	(839,445)
Balance, March 31, 2024	25,762,418	$2,576	$50,850	$15,620,144	$(6,001,896)	$9,671,674

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(839,445)	$(475,074)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value loss (gain) on equity investments	(57,198)	88,738
Stock-based compensation - directors and CEO	245,767	243,733
Stock-based compensation - consultants	116,667	38,889
Stock-based compensation - officer	175,000	58,333
Changes in operating assets and liabilities:
Prepaid expenses	123,878	(20,714)
Accounts payable	(6,092)	8,275
Related party payables	-	(17,031)
Net cash used in operating activities	(241,423)	(74,851)

INVESTING ACTIVITIES:
Acquisition of mineral property interests	(20,000)	(20,000)
Net cash used in investing activities	(20,000)	(20,000)

FINANCING ACTIVITIES:
Cash received on exercise of warrants	159,690	-
Share issuance cash costs	(1,624)	-
Net cash provided by financing activities	158,066	-

Net decrease in cash	(103,357)	(94,851)
Cash at beginning of period	9,744,392	1,007,018
Cash at end of period	$9,641,035	$912,167

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2024 AND 2023

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

As of March 31, 2024, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these condensed consolidated financial statements, the Company has sufficient cash including escrowed cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under offering statement on Form 1-A (the “Offering”), and expected future cash inflows from the Offering and future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K, as amended. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock. Restricted stock that has been distributed but not yet vested and thus excluded from the weighted average shares calculation, was 2,001,667 at March 31, 2024 and December 31, 2023.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At March 31, 2024 and December 31, 2023, all of the Company’s outstanding warrants and restricted stock awards are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The new guidance addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision useful information to investors and other allocators of capital in a joint venture’s financial statements and (2) reduce diversity in practice. The guidance is applied prospectively and effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance requires additional disclosures of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of this disclosure guidance on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Amounts due to the Chairman of the Board and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by the Chairman of the Board and CFO (a)	360,000	360,000
Total related party payables	$460,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three-month periods ended March 31, 2024 and 2023, the Company had the following transactions with its related parties:

	Three months ended March 31,
	2024	2023
Director stock-based compensation incurred to the Chairman of the Board and CFO	$82,059	$81,380
Director stock-based compensation incurred to a director	40,927	40,588
Director stock-based compensation incurred to CEO, President, and director	122,781	121,765
Officer stock-based compensation incurred to VP of Operations	175,000	58,333
Total related party transactions	$420,767	$302,066

See Note 4 – Mineral Property Interests for further information on related party transactions and Note 6 – Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY INTERESTS

As of March 31, 2024, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, and acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Project”), located in Esmeralda County, Nevada.

Property/Project	March 31, 2024	December 31, 2023
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	60,000	60,000
Belshazzar	60,000	60,000
Swales	60,000	60,000
Olinghouse	240,000	240,000
Palmetto Project	350,000	350,000
Total	$780,395	$780,395

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

During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any expenses associated with the Loman Claims.

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

During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any expenses associated with the Agai-Pah Property.

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

During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any expenses associated with the Belshazzar Property.

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

The Company made the initial cash payment of $20,000 on January 15, 2022, and made the first $20,000 anniversary payment on March 14, 2023, which was accrued at December 31, 2022. At December 31, 2023, the Company accrued the second $20,000 anniversary payment, which was paid on February 16, 2024.

During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any exploration expenses associated with the Swales Property.

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

On December 23, 2022, the Company and Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000. In December of 2023, in accordance with Article 3 of the Olinghouse Agreement, the Company notified Target that the Company intends to exercise its option to acquire the 1% production royalty on the Olinghouse Project. As of the date of these condensed consolidated financial statements, the Company has not received the Royalty deed. The Company intends to make the final option payment once it received fully executed Royalty deed from Target.

During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any additional expenses associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, the Company’s CEO, President, and director, is also a director of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the three-month periods ended March 31, 2024 and 2023, the Company did not incur any additional expenses associated with the Palmetto Project.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

As at March 31, 2024 and December 31, 2023, the Company’s equity investment consisted of 511,750 common shares of Walker River Resources Corp. (“WRR”).

At March 31, 2024 and December 31, 2023, the fair value of the equity investment was $113,303 and $56,105, respectively, based on the trading price of WRR Shares at March 31, 2024 and December 31, 2023. Fair value is measured using Level 1 inputs in the fair value hierarchy. During the three-month period ended March 31, 2024, the revaluation of the equity investment in WRR resulted in a $57,198 gain on the change in fair value of the equity investment (March 31, 2023 - $88,738 loss).

The Company did not sell any WRR Shares during the three-month periods ended March 31, 2024 and 2023.

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

During the three-month period ended March 31, 2024, the Company issued 105,700 Common Shares for total proceeds to the Company of $126,840 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $6,000 was received during the year ended December 31, 2023, and was recorded as obligation to issue shares. The Company paid $1,624 in share issuance costs associated with exercise of these Warrants.

Subsequent to March 31, 2024, the Company issued 140,925 Common Shares for total proceeds to the Company of $169,110 on exercise of the Warrants issued as part of the Offering. Of this amount, $12,000 were received during the year ended December 31, 2023, and $38,850 were received during the three-month period ended March 31, 2024 and were recorded as obligation to issue shares.

Warrants

The changes in the number of warrants outstanding for the three-month period ended March 31, 2024, and for the year ended December 31, 2023, are as follows:

	Three months ended March 31, 2024		Year ended December 31, 2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	12,349,912	$1.20	-	$	n/a
Warrants issued - offering	-	$ n/a	12,499,343		$1.20
Warrants issued - agent	-	$ n/a	124,994		$1.20
Warrants exercised	(105,700)	$1.20	(274,425)		$1.20
Warrants outstanding, ending	12,244,212	$1.20	12,349,912		$1.20

Details of warrants outstanding as at March 31, 2024, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
408,614		July 27, 2025	$1.20
2,829,624		August 28, 2025	$1.20
2,169,472		September 23, 2025	$1.20
55,373	(1)	September 23, 2028	$1.20
4,756,142		October 18, 2025	$1.20
1,955,366		November 3, 2025	$1.20
69,621	(1)	November 3, 2028	$1.20
12,244,212

(1)	Agent warrants

At March 31, 2024, the weighted average life of the warrants was 1.54 years.

Share-based compensation

During the three-month periods ended March 31, 2024 and 2023, the Company recognized share-based compensation as follows:

	Three months ended March 31,
	2024	2023
Directors and CEO	$245,767	$243,733
Officer – VP of Operations	175,000	58,333
Consultants	116,667	38,889
	$537,434	$340,955

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

As stated above, the Company distributed all of the awarded shares prior to vesting. As at March 31, 2024, 4,003,333 shares have vested and 2,001,667 shares are unvested. As of March 31, 2024, unvested compensation related to the Director Shares of $742,704 will be recognized over the next nine months.

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s newly appointed Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at March 31, 2024, the Company had distributed a total of 1,083,333 shares under the VP Agreement.

Unvested compensation related to the shares to be issued under the VP Agreement of $641,667 will be recognized over the next 11 months.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly . The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at March 31, 2024, the Company had distributed a total of 722,223 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $894,443 will be recognized over the next 1.92 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prepaid investor awareness marketing	$375,092	$500,367
Prepaid filing and listing fees	39,439	38,042
Prepaid consulting fees	2,625	2,625
Total	$417,156	$541,034

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-month periods ended March 31, 2024 and 2023. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2024 and 2023, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three-month period ended March 31, 2024, compared to the three-month period ended March 31, 2023:

	Three months ended March 31,		Changes between the
	2024	2023	periods
Operating expenses
Investor awareness marketing	$418,275	$6,925	$411,350
Consulting fees	124,480	55,326	69,154
Director and officer compensation	420,767	302,066	118,701
General and administrative	16,006	17,789	(1,783)
Professional fees	20,465	6,000	14,465
Transfer agent and filing fees	10,715	4,722	5,993
Total operating expenses	1,010,708	392,828	617,880
Other income (expenses)
Fair value gain (loss) on equity investments	57,198	(88,738)	145,936
Foreign exchange loss	(6)	-	(6)
Interest income	114,071	6,492	107,579
Total other income (expense)	171,263	(82,246)	253,509
Net loss	$(839,445)	$(475,074)	$364,371

Revenues

We had no revenues for the three-month periods ended March 31, 2024 and 2023. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three-month periods ended March 31, 2024 and 2023 included investor awareness marketing expenses, director and officer compensation, consulting fees, professional fees, transfer agent and filing fees, and general and administrative expenses. During the three-month period ended March 31, 2024, our operating expenses increased by $617,880 or 157%, to $1,010,708 as compared to $392,828 for the three months ended March 31, 2023. This change was associated with $420,767 in director and officer compensation we recorded on the shares that we issued to our three directors on December 30, 2021 and with shares we granted to our VP of Operations on February 24, 2023. Our investor awareness marketing expenses have increased to $418,275 for the three-month period ended March 31, 2024, as compared to $6,925 we incurred for the three-month period ended March 31, 2023; the increase resulted from our marketing efforts to raise awareness about our Company, the projects, and potential that we see in them. Our consulting fees increased by $69,154, from $55,326 we incurred during the three-month period ended March 31, 2023, to $124,480 we incurred during the three-month period ended March 31, 2024, the increase was largely due to the vesting of shares that we granted to our consultants in 2023; our professional fees increased by $14,465, from $6,000 we incurred during the three-month period ended March 31, 2023, to $20,465 we incurred during the three-month period ended March 31, 2024; and our transfer agent and filing fees increased by $5,993, from $4,722 we incurred during the three-month period ended March 31, 2023, to $10,715 we incurred during the three-month period ended March 31, 2024. These increases were in part offset by a decrease in our general and administrative expenses of $1,783, from $17,789 we incurred during the three-month period ended March 31, 2023, to $16,006 we incurred during the three-month period ended March 31, 2024.

Other Income (Expenses)

During the three-month period ended March 31, 2024, we recognized $57,198 gain on fair value of investments in equity securities (2023 – $88,738 loss). The gain resulted from revaluation of WRR Shares and was caused mainly by increased market price of WRR’s Shares from CAD$0.145 per share at December 31, 2023, to CAD$0.30 per share at March 31, 2024, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $114,071 in interest income on our cash (2023 - $6,492).

Net Loss

During the three months ended March 31, 2024, we incurred net loss of $839,445, as compared to net loss of $475,074 we incurred during the three-month period ended March 31, 2023. This change mainly resulted from increased investor awareness marketing expenses, director and officer compensation, and consulting fees. These increases were in part offset by increased interest income and by change in the valuation of the equity investment in WRR shares.

Liquidity and Capital Resources

	March 31, 2024	December 31, 2023

Current assets	$10,058,191	$10,285,426
Current liabilities	1,280,215	1,306,307
Working capital	$8,777,976	$8,979,119

As of March 31, 2024, we had a cash balance of $9,641,035 and working capital of $8,777,976 with cash flows used in operations totaling $241,423 for the period then ended. During the three months ended March 31, 2024, our operations were funded with cash on hand. The cash that we had on hand at March 31, 2024, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, and from exercise of Warrants we issued as part of the Offering.

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

Cash Flow

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities	$(241,423)	$(74,851)
Cash flows used in investing activities	(20,000)	(20,000)
Cash flows provided by financing activities	158,066	-
Net decrease in cash during the period	$(103,357)	$(94,851)

Net cash used in operating activities

During the three months ended March 31, 2024, our net cash used in operating activities increased by $166,572, or 223%, to $241,423 for the three months ended March 31, 2024, compared with $74,851 for the comparative period in 2023. During the three months ended March 31, 2024, we used $359,209 to cover our cash operating costs, which were determined by reducing the net loss of $839,445 the Company incurred during the period, by non-cash items included in the net loss of $480,236; and $6,092 to decrease our accounts payable. These uses of cash were in part offset by $123,878 decrease in prepaid expenses which were mainly associated with our investor awareness marketing initiatives.

During the three months ended March 31, 2023, our net cash used in operating activities was $74,851. During the three months ended March 31, 2023, we used $45,381 to cover our cash operating costs, which were determined by reducing the net loss of $475,074 the Company incurred during the period, by non-cash items included in the net loss of $429,693; we used $20,714 to increase our prepaid expenses, and $17,031 to reduce amounts due to our related parties. These uses of cash were in part offset by $8,275 increase in accounts payable and accrued liabilities.

Adjustments to reconcile net loss to net cash used in operating activities

During the three months ended March 31, 2024, we recognized $57,198 gain on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $245,767 in director and officer compensation associated with the par-value shares we distributed to our directors and CEO on December 30, 2021, and $175,000 and $116,667 we recorded on vesting of shares awarded to our VP of Operations and to our consultants, respectively, in accordance with the agreements we executed in February of 2023.

During the three months ended March 31, 2023, we recognized $88,738 loss on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $243,733 in director compensation associated with the par-value shares we issued to our directors on December 30, 2021, $58,333 and $38,889 we recorded as the value of shares we granted to our VP of Operations and to our consultants, respectively, in accordance with the agreements we executed in February of 2023.

Net cash used in investing activities

During the three-month periods ended March 31, 2024 and 2023, we spent $20,000, each, to make option payments on our Swales Property, which were initially accrued at December 31, 2023 and 2022, respectively.

Net cash provided by financing activities

During the three-month period ended March 31, 2024, we issued 100,700 shares for total proceeds to the Company of $120,840 on exercise of Warrants issued as part of the Offering, and further 5,000 shares for a total of $6,000 which were subscribed to during the year ended December 31, 2023. We paid $1,624 in share issuance costs associated with the warrant exercised. In addition, we received further $38,850 on exercise of warrants, which were issued subsequent to March 31, 2024, and therefore at March 31, 2024, we recognized as obligation to issue shares.

During the three-month period ended March 31, 2023, we did not generate any funds from our financing activities.

Going Concern

At March 31, 2024, we had a working capital surplus of $8,777,976 and cash on hand of $9,641,035, which is sufficient to support our current plan of operations including exploration programs for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $113,303.

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

Capital Expenditures

During the three months ended March 31, 2024 and 2023, we used $20,000, each, to make annual option payments on Swales Property.

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

Lazy Claims Property (Exploration Phase)

On August 2, 2017, we entered into an exploration lease agreement (the “Lazy Claims Agreement”) with Tarsis Resources US Inc. (“Tarsis”), a Nevada corporation, to lease rights to three Lazy Claims totaling 60 acres (the “Lazy Claims”). The term of the Lazy Claims Agreement is ten years and is subject to extension for an additional two consecutive 10-year terms. Full consideration of the Lazy Claims Agreement consists of the following: an initial cash payment of $1,000 to Tarsis, which we paid upon the execution of the Lazy Claims Agreement, with $2,000 payable to Tarsis on each subsequent anniversary of the effective date. We agreed to pay Tarsis a 2% production royalty (the “Lazy Claims Royalty”) based on the gross returns from the production and sale of minerals from the Lazy Claims Property. Should the Lazy Claims Royalty payments to Tarsis be in excess of $2,000 per year, we will not be required to pay a $2,000 annual minimum payment. As of the date of this Quarterly Report on Form 10-Q, we retain our leasing rights to the Lazy Claims.

As of March 31, 2024, the total cost of the Lazy Claims Property was $Nil, and had no plant nor equipment associated with it.

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

As of March 31, 2024, the total cost of the Loman Property was $10,395, and had no plant nor equipment associated with it.

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

The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at March 31, 2024, the Company had recorded $60,000 in acquisition costs associated with the Agai-Pah Property.

As of March 31, 2024, the total cost of the Agai-Pah Property was $60,000, and had no plant nor equipment associated with it.

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

The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at March 31, 2024, the Company had recorded $60,000 in acquisition costs associated with the Belshazzar Property.

As of March 31, 2024, the total cost of the Belshazzar Property was $60,000, and had no plant nor equipment associated with it.

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

As of March 31, 2024, the total cost of the Swales Property was $60,000, and had no plant nor equipment associated with it.

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

On December 23, 2022, the Company and Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000. In December of 2023, in accordance with Article 3 of the Olinghouse Agreement, the Company notified Target that the Company intends to exercise its option to acquire the 1% production royalty on the Olinghouse Project and, as of the date of this Quarterly Report on Form 10-Q, is awaiting delivery of the Royalty deed, at which point the Company will have to make the final option payment as discussed above.

As of March 31, 2024, the total cost of the Olinghouse Royalty was $240,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

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

As of March 31, 2024, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-month period ended March 31, 2024.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 11, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023 (17)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
10.20	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(15)
10.21	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(16)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(15)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(16)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on May 12, 2023.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

May 6, 2024	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
President and Member of the Board of Directors

