Form 10-Q
period 2024-06-30
Nevada Canyon Gold Corp.
filed 2024-08-12
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2024 the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 26,477,760.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$9,106,886	$9,744,392
Prepaid expenses	543,359	541,034
	9,650,245	10,285,426

Investment in equity securities	74,779	56,105
Mineral property and royalty interests	1,295,395	780,395
TOTAL ASSETS	$11,020,419	$11,121,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$808,267	$846,307
Related party payables	500,000	460,000
Total Liabilities	1,308,267	1,306,307

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 26,055,343 and 25,240,051 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,605	2,523
Additional paid-in capital	16,274,605	14,957,547
Obligation to issue shares	302,167	18,000
Accumulated deficit	(6,867,225)	(5,162,451)
Total Stockholders’ Equity	9,712,152	9,815,619
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,020,419	$11,121,926

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Operating expenses
Investor awareness and marketing	$359,367	$41,593	$777,642	$48,518
Consulting fees	124,166	124,167	248,646	179,493
Director and officer compensation	420,768	421,440	841,534	723,506
General and administrative	22,272	9,258	38,279	27,047
Professional fees	7,250	70,320	27,715	76,320
Transfer agent and filing fees	4,559	3,868	15,274	8,590
Total operating expenses	938,382	670,646	1,949,090	1,063,474

Other income (expense)
Fair value gain (loss) on equity investments	(38,524)	(6,224)	18,674	(94,962)
Foreign exchange gain (loss)	(1)	4	(7)	4
Interest income	111,578	7,321	225,649	13,813
Total other income (expense)	73,053	1,101	244,316	(81,145)
Net loss	$865,329	$669,545	$1,704,774	$1,144,619

Net loss per common share - basic and diluted	$0.04	$0.09	$0.07	$0.16
Weighted average number of common shares outstanding :
Basic and diluted	23,930,830	7,074,061	23,613,325	7,074,061

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation	Additional		Total
	Shares	Amount	to Issue Shares	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2022	11,077,394	$1,107	$-	$3,073,447	$(2,507,501)	$567,053

Stock-based compensation - consultants	-	-	38,889	-	-	38,889
Stock-based compensation - officer	-	-	58,333	-	-	58,333
Stock-based compensation - directors and CEO	-	-	-	243,733	-	243,733
Net loss for the three months ended March 31, 2023	-	-	-	-	(475,074)	(475,074)
Balance, March 31, 2023	11,077,394	1,107	97,222	3,317,180	(2,982,575)	432,934

Stock-based compensation - consultants	-	-	116,667	-	-	116,667
Stock-based compensation - officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	246,440	-	246,440
Net loss for the three months ended June 30, 2023	-	-	-	-	(669,545)	(669,545)
Balance, June 30, 2023	11,077,394	$1,107	$388,889	$3,563,620	$(3,652,120)	$301,496

Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

Shares issued on exercise of warrants	105,700	11	(6,000)	126,829	-	120,840
Shares to be issued on exercise of warrants	-	-	38,850	-	-	38,850
Share issuance costs	-	-	-	(1,624)	-	(1,624)
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	250,000	25	-	174,975	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the three months ended March 31, 2024	-	-	-	-	(839,445)	(839,445)
Balance, March 31, 2024	25,762,418	2,576	50,850	15,620,144	(6,001,896)	9,671,674

Shares issued on exercise of warrants	257,925	26	(50,850)	309,484	-	258,660
Shares to be issued on exercise of warrants	-	-	10,500	-	-	10,500
Share issuance costs	-	-	-	(1,062)	-	(1,062)
Stock-based compensation - investor awareness and marketing	35,000	3	-	100,272	-	100,275
Stock-based compensation - consultants	-	-	116,667	-	-	116,667
Stock-based compensation - officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the three months ended June 30, 2024	-	-	-	-	(865,329)	(865,329)
Balance, June 30, 2024	26,055,343	$2,605	$302,167	$16,274,605	$(6,867,225)	$9,712,152

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(1,704,774)	$(1,144,619)
Adjustment to reconcile net loss to net cash
used in operating activities:
Fair value loss (gain) on equity investments	(18,674)	94,962
Stock-based compensation - directors and CEO	491,534	490,173
Stock-based compensation - consultants	233,334	155,556
Stock-based compensation - officer	350,000	233,333
Stock-based compensation - investor awareness and marketing	100,275	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,325)	(5,027)
Accounts payable	(18,040)	(15,167)
Related party payables	-	(17,031)
Net cash used in operating activities	(568,670)	(207,820)

INVESTING ACTIVITIES:
Acquisition of mineral property and royalty interests	(495,000)	(20,000)
Net cash used in investing activities	(495,000)	(20,000)

FINANCING ACTIVITIES:
Cash received on exercise of warrants	428,850	-
Share issuance cash costs	(2,686)	-
Net cash provided by financing activities	426,164	-

Net decrease in cash	(637,506)	(227,820)
Cash at beginning of period	9,744,392	1,007,018
Cash at end of period	$9,106,886	$779,198

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mineral interests acquired with related parties payables, net	$40,000	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2024 AND 2023

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

As of June 30, 2024, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these condensed consolidated financial statements, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under offering statement on Form 1-A (the “Offering”), and expected future cash inflows from the Offering and future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock. Restricted stock that has been distributed but not yet vested and thus excluded from the weighted average shares calculation, was 2,001,667 at June 30, 2024 and December 31, 2023.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At June 30, 2024 and December 31, 2023, all of the Company’s outstanding warrants and undistributed restricted stock awards are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Amounts due to the Chairman of the Board and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by the Chairman of the Board and CFO (a)	360,000	360,000
Amounts due to companies controlled by the Chief Executive Officer (“CEO”), President, and director (a,b)	40,000	-
Total related party payables	$500,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	This amount includes annual property payment totaling $20,000 for Agai-Pah Property due to MSM Resource, L.L.C. (“MSM”), and $20,000 for Belshazzar Property due to Belshazzar Holdings, L.L.C (“Belshazzar”), the entities controlled by Alan Day, the Company’s CEO, President, and director, who is also the managing member of MSM and Belshazzar. The Company made the annual property payments subsequent to June 30, 2024.

During the three- and six-month periods ended June 30, 2024 and 2023, the Company had the following transactions with its related parties:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Director stock-based compensation incurred to the Chairman of the Board and CFO	$82,059	$82,283	$164,118	$163,663
Director stock-based compensation incurred to a director	40,927	41,039	81,854	81,627
Director stock-based compensation incurred to CEO, President, and director	122,781	123,118	245,562	244,883
Officer stock-based compensation incurred to VP of Operations	175,000	175,000	350,000	233,333
Related party transactions	$420,767	$421,440	$841,534	$723,506

See Note 4 – Mineral Property and Royalty Interests for further information on related party transactions and Note 6 – Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of June 30, 2024, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, the Company acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project located in Esmeralda County, Nevada, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, and 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada.

	June 30, 2024	December 31, 2023
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	80,000	60,000
Belshazzar	80,000	60,000
Swales	60,000	60,000
Sub-total, Mineral Property Interests	230,395	190,395
Royalty Interests
Olinghouse	240,000	240,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	-
Pikes Peak	150,000	-
Sub-total, Royalty Interests	1,065,000	590,000
Total Mineral Property and Royalty Interests	$1,295,395	$780,395

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

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not incur any expenses associated with the Loman Claims.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at June 30, 2024, the Company accrued the third $20,000 anniversary payment.

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not incur any expenses associated with the Agai-Pah Property.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to BH, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at June 30, 2024, the Company accrued the third $20,000 anniversary payment.

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not incur any expenses associated with the Belshazzar Property.

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

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not incur any expenses associated with the Swales Property.

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

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not incur any expenses associated with the Olinghouse Project.

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

During the three- and six-month periods ended June 30, 2024 and 2023, the Company did not incur any expenses associated with the Palmetto Project.

Lapon Canyon Project

On May 24, 2024, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Walker River Resources, LLC (“Walker River”), a wholly owned subsidiary of Walker River Resources Corp. (“WRR”), to acquire a 2% NSR on the Lapon Canyon Project, (the “Lapon Canyon Project”) for a one-time cash payment of $300,000.

The Lapon Canyon Project consists of 96 unpatented lode mining claims identified as the Sleeper and Lapon Rose claim groups situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. In order to finalize the Royalty Purchase Agreement, the Company was required to acquire an additional 1% NSR from two individuals who held NSR on the 36 Sleeper claims that are included in the Lapon Canyon Project. The Company paid a total of $25,000 for a 1% NSR on 36 Sleeper claims.

Pikes Peak Project

On June 12, 2024, the Company acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from Walker River, who owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend, for a one-time cash payment of $150,000.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

As at June 30, 2024 and December 31, 2023, the Company’s equity investment consisted of 511,750 common shares of WRR.

At June 30, 2024 and December 31, 2023, the fair value of the equity investment was $74,779 and $56,105, respectively, based on the trading price of WRR Shares at June 30, 2024 and December 31, 2023. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three-month period ended June 30, 2024, the revaluation of the equity investment in WRR resulted in a $38,524 loss on the change in fair value of the equity investment (June 30, 2023 - $6,224 loss).

During the six-month period ended June 30, 2024, the revaluation of the equity investment in WRR resulted in a $18,674 gain on the change in fair value of the equity investment (June 30, 2023 - $94,962 loss).

The Company did not sell any WRR Shares during the three- and six-month periods ended June 30, 2024 and 2023.

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

On June 7, 2024, the Company issued 35,000 Common Shares valued at $100,275 for investor awareness and marketing services. The fair value of the shares issued was based on the trading price of the Company’s Common Shares on the date of issuance, being $2.865 per Common Share.

During the six-month period ended June 30, 2024, the Company issued 363,625 Common Shares for total proceeds to the Company of $436,350 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023, and was recorded as obligation to issue shares. The Company paid $2,686 in share issuance costs associated with exercise of these Warrants.

Subsequent to June 30, 2024, the Company issued further 5,750 Common Shares for total proceeds to the Company of $6,900 which were received prior to June 30, 2024, and therefore recorded as obligation to issue shares. As at June 30, 2024, the Company had received an additional $3,600 on exercise of Warrants, which were recorded as obligation to issue shares. These shares remain unissued as at the date of the filing of these condensed consolidated financial statements.

Warrants

The changes in the number of warrants outstanding for the six-month period ended June 30, 2024, and for the year ended December 31, 2023, are as follows:

	Six months ended June 30, 2024		Year ended December 31, 2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	12,349,912	$1.20	-	$	n/a
Warrants issued - offering	-	$ n/a	12,499,343		$1.20
Warrants issued - agent	-	$ n/a	124,994		$1.20
Warrants exercised	(363,625)	$1.20	(274,425)		$1.20
Warrants outstanding, ending	11,986,287	$1.20	12,349,912		$1.20

Details of warrants outstanding as at June 30, 2024, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
402,239		July 27, 2025	$1.20
2,763,574		August 28, 2025	$1.20
2,054,097		September 23, 2025	$1.20
55,373	(1)	September 23, 2028	$1.20
4,697,267		October 18, 2025	$1.20
1,944,116		November 3, 2025	$1.20
69,621	(1)	November 3, 2028	$1.20
11,986,287

(1)	Agent warrants

At June 30, 2024, the weighted average life of the warrants was 1.29 years.

Share-based compensation

During the three- and six-month periods ended June 30, 2024 and 2023, the Company recognized share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Directors and CEO	$245,767	$246,440	$491,534	$490,173
Officer – VP of Operations	175,000	175,000	350,000	233,333
Consultants	116,667	116,667	233,334	155,556
	$537,434	$538,107	$1,074,868	$879,062

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

As stated above, the Company distributed all of the awarded shares prior to vesting. As at June 30, 2024, 4,003,333 shares have vested and 2,001,667 shares will vest on December 31, 2024. As of June 30, 2024, unvested compensation related to the Director Shares of $496,936 will be recognized over the next six months.

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s newly appointed Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at June 30, 2024, the Company had distributed a total of 1,083,333 shares under the VP Agreement and had recorded an obligation to issue further 250,000 Common Shares, which were issued on July 1, 2024.

Unvested compensation related to the shares to be issued under the VP Agreement of $466,667 will be recognized over the next eight months.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly . The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at June 30, 2024, the Company had distributed a total of 722,223 shares under the Consulting Agreements and had recorded an obligation to issue further 166,667 Common Shares, which were issued on July 1, 2024.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $777,778 will be recognized over the next 1.67 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepaid investor awareness and marketing	$500,000	$500,367
Prepaid filing and listing fees	40,734	38,042
Prepaid consulting fees	2,625	2,625
Total	$543,359	$541,034

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and six-month periods ended June 30, 2024 and 2023. You should refer to the Condensed Financial Statements and related Notes in conjunction with this discussion.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. On December 15, 2021, we incorporated two subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. Both subsidiaries were incorporated under the laws of the state of Nevada.

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties, in multiple projects, within some of Nevada’s highest-grade historical mining districts. As of the date of the filing of this Quarterly report on Form 10-Q our mineral property and royalty interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, acquired 2% net smelter returns royalty (“NSR”) on the Palmetto Project located in Esmeralda County, Nevada, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, and 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2024 and 2023, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three- and six-month periods ended June 30, 2024, compared to the three- and six-month periods ended June 30, 2023:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2024	2023	periods	2024	2023	periods
Operating expenses
Investor awareness and marketing	$359,367	$41,593	$317,774	$777,642	$48,518	$729,124
Consulting fees	124,166	124,167	(1)	248,646	179,493	69,153
Director and officer compensation	420,768	421,440	(672)	841,534	723,506	118,028
General and administrative expenses	22,272	9,258	13,014	38,279	27,047	11,232
Professional fees	7,250	70,320	(63,070)	27,715	76,320	(48,605)
Transfer agent and filing fees	4,559	3,868	691	15,274	8,590	6,684
Total operating expenses	938,382	670,646	267,736	1,949,090	1,063,474	885,616
Other income (expense)
Fair value gain (loss) on equity investments	(38,524)	(6,224)	32,300	18,674	(94,962)	(113,636)
Foreign exchange gain (loss)	(1)	4	(5)	(7)	4	(11)
Interest income	111,578	7,321	104,257	225,649	13,813	211,836
Total other income (expense)	73,053	1,101	71,952	244,316	(81,145)	(325,461)
Net loss	$865,329	$669,545	$195,784	$1,704,774	$1,144,619	$560,155

Revenues

We had no revenues for the three- and six-month periods ended June 30, 2024 and 2023. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three- and six-month periods ended June 30, 2024 and 2023 included investor awareness and marketing expenses, director and officer compensation, consulting fees, professional fees, transfer agent and filing fees, and general and administrative expenses.

During the three-month period ended June 30, 2024, our operating expenses increased by $267,736 or 40%, to $938,382 as compared to $670,646 for the three months ended June 30, 2023. This change was associated with $359,367 we incurred in investor awareness and marketing expenses, which during the three-month period ended June 30, 2024, increased by $317,774, from $41,593 we incurred during the three-month period ended June 30, 2023. Our general and administrative expenses increased by $13,014, from $9,258 for the three-month period ended June 30, 2023 to $22,272 for the three-month period ended June 30, 2024. These increases were in part offset by a $63,070 decrease in professional fees from $70,320 for the three-month period ended June 30, 2023 to $7,250 for the three-month period ended June 30, 2024.

Other operating expenses included $420,768 in director and officer compensation for the vesting of shares that we issued to our three directors on December 30, 2021 and with shares we granted to our VP of Operations on February 24, 2023 (2023 - $421,440), consulting fees of $124,166 (2023 – 124,167), and $4,559 in transfer agent and filing fees (2023 - $3,868).

On a year-to-date basis, our operating expenses increased by $885,616 or 83%, to $1,949,090 as compared to $1,063,474 for the six months ended June 30, 2023. This change was associated with $777,642 we incurred in investor awareness and marketing expenses, which during the six-month period ended June 30, 2024, increased by $729,124, from $48,518 we incurred during the six-month period ended June 30, 2023. Our general and administrative expenses increased by $11,232, from $27,047 for the six-month period ended June 30, 2023 to $38,279 for the three-month period ended June 30, 2024. Our director and officer compensation increased by $118,028 from $723,506 we incurred during the three-month period ended June 30, 2023 to $841,534 we incurred during the six-month period ended June 30, 2024; the director and office compensation was associated with the shares that we issued to our three directors on December 30, 2021, and with shares we granted to our VP of Operations on February 24, 2023. Our consulting fees increased by $69,153, from $179,493 we incurred during the six-month period ended June 30, 2023 to $248,646 we incurred during the six-month period ended June 30, 2024, and our transfer agent and filing fees increased by $6,684 from $8,590 we incurred during the six-month period ended June 30, 2023 to $15,274 we incurred during the six-month period ended June 30, 2024.

These increases were in part offset by a $48,605 decrease in professional fees from $76,320 for the six-month period ended June 30, 2023 to $27,715 for the six-month period ended June 30, 2024.

Other Income (Expenses)

During the three-month period ended June 30, 2024, we recognized $38,524 loss on fair value of investments in equity securities (2023 – $6,224). The loss resulted from revaluation of WRR Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.30 per share at March 31, 2024, to CAD$0.20 per share at June 30, 2024, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $111,578 in interest income, which increased in comparison to $7,321 we earned during the three months ended June 30, 2023, as a result of larger cash balances from capital raise.

During the six-month period ended June 30, 2024, we recognized $18,674 gain on fair value of investments in equity securities (2023 – $94,962 loss). The loss resulted from revaluation of WRR Shares and was caused mainly by decreased market price of WRR’s Shares from CAD$0.145 per share at December 31, 2023, to CAD$0.20 per share at June 30, 2024, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $225,649 in interest income, which increased in comparison to $13,813 we earned during the six months ended June 30, 2023, as a result of larger cash balances from capital raise.

Net Loss

During the three months ended June 30, 2024, we incurred net loss of $865,329, as compared to net loss of $669,545 we incurred during the three-month period ended June 30, 2023. This change mainly resulted from increased investor awareness and marketing expenses which were in part offset by increased interest income and decreased professional fees.

During the six months ended June 30, 2024, we incurred net loss of $1,704,774, as compared to net loss of $1,144,619 we incurred during the six-month period ended June 30, 2023. This change mainly resulted from increased investor awareness and marketing expenses which were in part offset by increased interest income and decreased professional fees.

Liquidity and Capital Resources

	June 30, 2024	December 31, 2023

Current assets	$9,650,245	$10,285,426
Current liabilities	1,308,267	1,306,307
Working capital	$8,341,978	$8,979,119

As of June 30, 2024, we had a cash balance of $9,106,886 and working capital of $8,341,978 with cash flows used in operations totaling $568,670 for the period then ended. During the six months ended June 30, 2024, our operations were funded with cash on hand. The cash that we had on hand at June 30, 2024, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, and from exercise of Warrants we issued as part of the Offering.

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

Cash Flow

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities	$(568,670)	$(207,820)
Cash flows used in investing activities	(495,000)	(20,000)
Cash flows provided by financing activities	426,164	-
Net decrease in cash during the period	$(637,506)	$(227,820)

Net cash used in operating activities

During the six months ended June 30, 2024, our net cash used in operating activities increased by $360,850, or 174%, to $568,670 for the six months ended June 30, 2024, compared with $207,820 for the comparative period in 2023. During the six months ended June 30, 2024, we used $548,305 to cover our cash operating costs, which were determined by reducing the net loss of $1,704,774 the Company incurred during the period, by non-cash items included in the net loss of $1,156,469; $18,040 to decrease our accounts payable and $2,325 to increase our prepaid expenses.

During the six months ended June 30, 2023, we used $207,820 in our operating activities. During the six months ended June 30, 2023, we used $170,595 to cover our cash operating costs, which were determined by reducing the net loss of $1,144,619 the Company incurred during the period, by non-cash items included in the net loss of $974,024; we used $5,027 to increase our prepaid expenses, and $17,031 to reduce amounts due to our related parties. These uses of cash were further increased by $15,167 decrease in accounts payable and accrued liabilities.

Adjustments to reconcile net loss to net cash used in operating activities

During the six months ended June 30, 2024, we recognized $18,674 gain on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $491,534 in director and CEO compensation associated with the par-value shares we distributed to our directors and CEO on December 30, 2021, $350,000 and $233,334 we recorded on vesting of shares awarded to our VP of Operations and to our consultants, respectively, in accordance with the agreements we executed in February of 2023, and $100,275 we recorded on issuance of 35,000 shares to our consultant for investor awareness and marketing services.

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

Net cash used in investing activities

During the six-month period ended June 30, 2024 and 2023, we spent $20,000, to make option payments on our Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, and $150,000 to acquire NSR on Pikes Peak Project.

During the six-month period ended June 30, 2023, we used $20,000 to make an option payment on our Swales Property, which we accrued in December of 2022.

Net cash provided by financing activities

During the six-month period ended June 30, 2024, we issued 363,625 shares for total proceeds of $436,350 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023, and $10,500 were received during the six-month period ended June 30, 2024, for which 5,750 Common Shares were issued subsequent to June 30, 2024, and 3,000 Common Shares remain to be issued as of the date of the filing of this Quarterly Report on Form 10-Q. The Company paid $2,686 in share issuance costs associated with exercise of these Warrants.

During the six-month period ended June 30, 2023, we did not generate any funds from our financing activities.

Going Concern

At June 30, 2024, we had a working capital surplus of $8,341,978 and cash on hand of $9,106,886, which is sufficient to support our current plan of operations including exploration programs for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $74,779.

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

Capital Expenditures

During the six months ended June 30, 2024 and 2023, we used $20,000, each, to make annual option payments on Swales Property. In addition, during the six-month period ended June 30, 2024, we used $475,000 to acquire royalty interests.

Unproved Mineral Properties and Royalty Interests

As of the date of this Quarterly report on Form 10-Q, our mineral property and royalty interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada, a 2% NSR on the Lapon Canyon Project, a 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, a 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada, and have an option to acquire 100% interest of Target Minerals, Inc’s (“Target”) 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

The Company is presently focused on exploration of its Swales and Agai Pah Properties in Nevada. Remaining mineral property and royalty interests are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for Swales and Agai Pah Properties.

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

As of June 30, 2024, the total cost of the Lazy Claims Property was $Nil, and had no plant nor equipment associated with it.

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

As of June 30, 2024, the total cost of the Loman Property was $10,395, and had no plant nor equipment associated with it.

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

The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at June 30, 2024, the Company had recorded $60,000 in acquisition costs associated with the Agai-Pah Property, and accrued the third $20,000 anniversary payment, which was paid Subsequent to June 30, 2024.

As of June 30, 2024, the total cost of the Agai-Pah Property was $80,000, and had no plant nor equipment associated with it.

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

The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at June 30, 2024, the Company had recorded $60,000 in acquisition costs associated with the Belshazzar Property, and accrued the third $20,000 anniversary payment, which was paid Subsequent to June 30, 2024.

As of June 30, 2024, the total cost of the Belshazzar Property was $80,000, and had no plant nor equipment associated with it.

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

As of June 30, 2024, the total cost of the Swales Property was $60,000, and had no plant nor equipment associated with it.

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

As of June 30, 2024, the total cost of the Olinghouse Royalty was $240,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

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

As of June 30, 2024, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

Lapon Canyon Project (Exploration Phase)

On May 24, 2024, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Walker River Resources, LLC (“Walker River”), a wholly owned subsidiary of Walker River Resources Corp., to acquire a 2% NSR on the Lapon Canyon Project, (the “Lapon Canyon Project”) for a one-time cash payment of $300,000.

The Lapon Canyon Project consists of 96 unpatented lode mining claims identified as the Sleeper and Lapon Rose claim groups situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. In order to finalize the Royalty Purchase Agreement, we were required to acquire an additional 1% NSR from two individuals who held NSR on the 36 Sleeper claims that are included in the Lapon Canyon Project. We paid a total of $25,000 for a 1% NSR on 36 Sleeper claims.

Pikes Peak Project (Exploration Phase)

On June 12, 2024, we acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from Walker River, who owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. To acquire the NSR on Pikes Peak Project we made a one-time cash payment of $150,000.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the six-month period ended June 30, 2024.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023 (17)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
10.20	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(15)
10.21	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(16)
10.22	Royalty Purchase Agreement with Walker River Resources, LLC, dated May 24, 2024.(18)
10.23	Royalty Purchase Agreement with Walker River Resources, LLC, dated June 12, 2024.(19)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(15)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(16)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on May 12, 2023.
(18)	Incorporated by reference herein from the Form 8-K filed by the Company on May 29, 2024.
(19)	Incorporated by reference herein from the Form 8-K filed by the Company on June 18, 2024.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

August 12, 2024	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
President and Member of the Board of Directors

