Form 10-Q
period 2024-09-30
Nevada Canyon Gold Corp.
filed 2024-11-12
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2024, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 27,006,533.

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$7,399,434	$9,744,392
Prepaid expenses	518,068	541,034
	7,917,502	10,285,426

Investment in equity securities	75,821	56,105
Mineral property and royalty interests	2,795,395	780,395
TOTAL ASSETS	$10,788,718	$11,121,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$817,334	$846,307
Related party payables	460,000	460,000
Total Liabilities	1,277,334	1,306,307

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2024, and December 31, 2023	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 26,516,510 and 25,240,051 issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	2,651	2,523
Additional paid-in capital	16,867,906	14,957,547
Obligation to issue shares	336,967	18,000
Accumulated deficit	(7,696,140)	(5,162,451)
	9,511,384	9,815,619
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,788,718	$11,121,926

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Operating expenses
Investor awareness and marketing	$304,958	$48,836	$1,082,600	$97,354
Consulting fees	146,667	121,042	395,313	300,535
Director and officer compensation	423,468	424,150	1,265,002	1,147,656
Exploration expenses	22,288	21,023	22,288	21,556
General and administrative	7,783	21,086	46,062	47,600
Professional fees	13,895	23,794	41,610	100,114
Transfer agent and filing fees	3,636	3,169	18,910	11,759
Total operating expenses	922,695	663,100	2,871,785	1,726,574

Other income (expense)
Fair value gain (loss) on equity investments	1,042	(20,206)	19,716	(115,168)
Foreign exchange gain (loss)	3	(4)	(4)	-
Interest income	92,735	8,082	318,384	21,895
Total other income (expense)	93,780	(12,128)	338,096	(93,273)
Net loss	$828,915	$675,228	$2,533,689	$1,819,847

Net loss per common share - basic and diluted	$0.03	$0.07	$0.11	$0.23
Weighted average number of common shares outstanding :
Basic and diluted	24,487,354	9,109,468	23,906,796	7,759,985

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation to Issue	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2022	11,077,394	$1,107	$-	$3,073,447	$(2,507,501)	$567,053

Stock-based compensation - consultants	-	-	38,889	-	-	38,889
Stock-based compensation - officer	-	-	58,333	-	-	58,333
Stock-based compensation - directors and CEO	-	-	-	243,733	-	243,733
Net loss for the three months ended March 31, 2023	-	-	-	-	(475,074)	(475,074)
Balance, March 31, 2023	11,077,394	1,107	97,222	3,317,180	(2,982,575)	432,934

Stock-based compensation - consultants	-	-	116,667	-	-	116,667
Stock-based compensation - officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	246,440	-	246,440
Net loss for the three months ended June 30, 2023	-	-	-	-	(669,545)	(669,545)
Balance, June 30, 2023	11,077,394	1,107	388,889	3,563,620	(3,652,120)	301,496

Shares issued for cash	5,537,260	554	-	4,429,254	-	4,429,808
Shares to be issued for cash in escrow	-	-	5,569,667	-	-	5,569,667
Share issuance costs	-	-	-	(182,236)	-	(182,236)
Shares issued on exercise of warrants	1,250	-	-	1,500	-	1,500
Stock-based compensation - consultants	-	-	-	116,667	-	116,667
Stock-based compensation - officer	-	-	-	175,000	-	175,000
Stock-based compensation - directors and CEO	-	-	-	249,149	-	249,149
Vested shares distributed	972,222	97	(388,889)	388,792	-	-
Net loss for the three months ended September 30, 2023	-	-	-	-	(675,228)	(675,228)
Balance, September 30, 2023	17,588,126	$1,758	$5,569,667	$8,741,746	$(4,327,348)	$9,985,823

Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

Shares issued on exercise of warrants	105,700	11	(6,000)	126,829	-	120,840
Shares to be issued on exercise of warrants	-	-	38,850	-	-	38,850
Share issuance costs	-	-	-	(1,624)	-	(1,624)
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	250,000	25	-	174,975	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the three months ended March 31, 2024	-	-	-	-	(839,445)	(839,445)
Balance, March 31, 2024	25,762,418	2,576	50,850	15,620,144	(6,001,896)	9,671,674

Shares to be issued on exercise of warrants	-	-	10,500	-	-	10,500
Share issuance costs	-	-	-	(1,062)	-	(1,062)
Shares issued on exercise of warrants	257,925	26	(50,850)	309,484	-	258,660
Stock-based compensation - investor awareness marketing	35,000	3	-	100,272	-	100,275
Stock-based compensation - consultants	-	-	116,667	-	-	116,667
Stock-based compensation - officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the three months ended June 30, 2024	-	-	-	-	(865,329)	(865,329)
Balance, June 30, 2024	26,055,343	2,605	302,167	16,274,605	(6,867,225)	9,712,152

Shares to be issued on exercise of warrants	-	-	45,300	-	-	45,300
Share issuance costs	-	-	-	(188)	-	(188)
Shares issued on exercise of warrants	44,500	4	(10,500)	53,396	-	42,900
Stock-based compensation - consultants	-	-	116,667	-	-	116,667
Stock-based compensation - officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	248,468	-	248,468
Vested shares distributed	416,667	42	(291,667)	291,625	-	-
Net loss for the three months ended September 30, 2024	-	-	-	-	(828,915)	(828,915)
Balance, September 30, 2024	26,516,510	$2,651	$336,967	$16,867,906	$(7,696,140)	$9,511,384

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(2,533,689)	$(1,819,847)
Adjustment to reconcile net loss to net cash
used in operating activities:
Fair value loss (gain) on equity investments	(19,716)	115,168
Stock-based compensation - directors and CEO	740,002	739,322
Stock-based compensation - consultants	350,001	272,223
Stock-based compensation - officer	525,000	408,333
Stock-based compensation - investor awareness and marketing	100,275	-
Changes in operating assets and liabilities:
Prepaid expenses	22,966	(291,651)
Accounts payable and accrued liabilities	(8,973)	(12,220)
Related party payables	-	(17,031)
Net cash used in operating activities	(824,134)	(605,703)

INVESTING ACTIVITIES:
Acquisition of mineral property and royalty interests	(2,035,000)	(60,000)
Net cash used in investing activities	(2,035,000)	(60,000)

FINANCING ACTIVITIES:
Cash received on subscription to shares	-	4,429,808
Escrowed cash received on subscription to shares	-	5,569,667
Share issuance cash costs on shares to be issued	-	(176,885)
Cash received on exercise of warrants	517,050	1,500
Share issuance cash costs	(2,874)	(182,236)
Net cash provided by financing activities	514,176	9,641,854

Net increase (decrease) in cash	(2,344,958)	8,976,151
Cash at beginning of period	9,744,392	1,007,018
Cash at end of period	$7,399,434	$9,983,169

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mineral interests acquired with related parties payables, net	$20,000	$40,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

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

As of September 30, 2024, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date that these condensed consolidated financial statements are issued, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under offering statement on Form 1-A (the “Offering”), and expected future cash inflows from the Offering and future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock. Restricted stock that has been distributed but not yet vested and thus excluded from the weighted average shares calculation, was 2,001,667 at September 30, 2024 and December 31, 2023.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At September 30, 2024 and December 31, 2023, all of the Company’s outstanding warrants and undistributed restricted stock awards are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Amounts due to the Chairman of the Board and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by the Chairman of the Board and CFO (a)	360,000	360,000
Total related party payables	$460,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company had the following transactions with its related parties:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Director stock-based compensation incurred to the Chairman of the Board and CFO	$82,961	$83,188	$247,078	$246,851
Director stock-based compensation incurred to a director	41,377	41,490	123,231	123,118
Director stock-based compensation incurred to CEO, President, and director	124,130	124,471	369,693	369,353
Officer stock-based compensation incurred to VP of Operations	175,000	175,000	525,000	408,333
Related party transactions	$423,468	$424,149	$1,265,002	$1,147,655

See Note 4 – Mineral Property and Royalty Interests for further information on related party transactions and Note 6 – Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of September 30, 2024, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, the Agai-Pah Property, and the Swales Property located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% production royalty on the Olinghouse Project, 2% net smelter returns royalty (“NSR”) on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, and 2% NSR on the Pikes Peak Project which are all located in Nevada.

	September 30, 2024	December 31, 2023
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	80,000	60,000
Belshazzar	80,000	60,000
Swales	60,000	60,000
Sub-total, Mineral Property Interests	230,395	190,395
Royalty Interests
Olinghouse	1,740,000	240,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	-
Pikes Peak	150,000	-
Sub-total, Royalty Interests	2,565,000	590,000
Total Mineral Property and Royalty Interests	$2,795,395	$780,395

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

During the three and nine months ended September 30, 2024 and 2023, the Company paid $2,000, each, in minimum annual payments that are required under the Lazy Claims Agreement. During the three and nine months ended September 30, 2024, the Company paid $nil (2023: $543) and $nil (2023: $543), respectively, in additional exploration expenses.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third-party.

During the three and nine months ended September 30, 2024 and 2023, the Company paid $3,459 (2023 - $4,791) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

Agai-Pah Property

On May 19, 2021, the Company entered into exploration lease with option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO, President, and director of the Company.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company paid $20,000, each, in annual payments required under the Agai-Pah Property Agreement.

During the three and nine months ended September 30, 2024 and 2023, the Company paid $4,307 (2023 - $3,552) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

Belshazzar Property

On June 4, 2021, the Company entered into exploration lease with option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, located in Idaho (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO, President, and director of the Company.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company paid $20,000, each, in annual payments required under the Belshazzar Property Agreement.

During the three and nine months ended September 30, 2024 and 2023, the Company paid $3,475 (2023 - $2,825) in annual mining claim fees and spent an additional $500 (2023 - $Nil) for geological work done on the Belshazzar Property. These fees were recorded as part of the Company’s exploration expenses.

Swales Property

On December 27, 2021, the Company entered into exploration lease with option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of 40 unpatented lode mining claims totaling 800 acres located in Nevada (the “Swales Property”).

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

During the three and nine months ended September 30, 2024 and 2023, the Company paid $8,547 (2023 - $7,092) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

Olinghouse Project

On December 17, 2021, the Company’s wholly-owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), a private Nevada company, to acquire 100% interest of Target’s 1% production royalty from the net smelter returns on all minerals and products produced from certain properties comprising the Olinghouse Project located in Nevada.

Under the terms of the Olinghouse Agreement, the Company was required to make an initial cash option payment of $200,000 on execution of the Agreement, which the Company paid on December 18, 2021.

On December 23, 2022, the Company and Target agreed to extend the Olinghouse purchase option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000.

In December of 2023, in accordance with Article 3 of the Olinghouse Agreement, the Company notified Target of its intent to exercise the option to acquire the 1% production royalty on the Olinghouse Project, and on August 14, 2024, the Company made the final $1,500,000 option payment, based on the amended Olinghouse Agreement, on the transfer of Royalty Deed in the Company’s name. Following the transfer of the 1% production royalty interest, the Company has no further obligations under the Olinghouse Agreement.

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company did not incur any expenses associated with the Olinghouse Project.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company did not incur any expenses associated with the Palmetto Project.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company did not incur any expenses associated with the Lapon Canyon Project.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company did not incur any expenses associated with the Pikes Peak Project.

NOTE 5 – INVESTMENT IN EQUITY SECURITIES

As at September 30, 2024 and December 31, 2023, the Company’s equity investment consisted of 511,750 common shares of WRR.

At September 30, 2024 and December 31, 2023, the fair value of the equity investment was $75,821 and $56,105, respectively, based on the trading price of WRR Shares at September 30, 2024 and December 31, 2023. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three-month period ended September 30, 2024, the revaluation of the equity investment in WRR resulted in a $1,042 gain on the change in fair value of the equity investment (September 30, 2023 - $20,206 loss).

During the nine-month period ended September 30, 2024, the revaluation of the equity investment in WRR resulted in a $19,716 gain on the change in fair value of the equity investment (September 30, 2023 - $115,168 loss).

The Company did not sell any WRR Shares during the three- and nine-month periods ended September 30, 2024 and 2023.

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

During the nine-month period ended September 30, 2024, the Company issued 408,125 Common Shares for total proceeds to the Company of $489,750 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023, and was recorded as obligation to issue shares. The Company paid $2,874 in share issuance costs associated with exercise of these Warrants.

Subsequent to September 30, 2024, the Company issued further 46,000 Common Shares for total proceeds to the Company of $55,200 of which $45,300 were received prior to September 30, 2024, and therefore recorded as obligation to issue shares at September 30, 2024.

Warrants

The changes in the number of warrants outstanding for the nine-month period ended September 30, 2024, and for the year ended December 31, 2023, are as follows:

	Nine months ended September 30, 2024			Year ended December 31, 2023
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	12,349,912		$1.20	-	$	n/a
Warrants issued - offering	-	$	n/a	12,499,343		$1.20
Warrants issued - agent	-	$	n/a	124,994		$1.20
Warrants exercised	(408,125)		$1.20	(274,425)		$1.20
Warrants outstanding, ending	11,941,787		$1.20	12,349,912		$1.20

Details of warrants outstanding as at September 30, 2024, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
391,739		July 27, 2025	$1.20
2,754,824		August 28, 2025	$1.20
2,054,097		September 23, 2025	$1.20
55,373	(1)	September 23, 2028	$1.20
4,682,267		October 18, 2025	$1.20
1,933,866		November 3, 2025	$1.20
69,621	(1)	November 3, 2028	$1.20
11,941,787			$1.20

(1)	Agent warrants

At September 30, 2024, the weighted remaining average life of the warrants was 1.04 years.

Share-based compensation

During the three- and nine-month periods ended September 30, 2024 and 2023, the Company recognized share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Directors and CEO	$248,468	$249,149	$740,002	$739,322
Officer – VP of Operations	175,000	175,000	525,000	408,333
Consultants	116,667	116,667	350,001	272,223
Investor awareness and marketing	-	-	100,275	-
	$540,135	$540,816	$1,715,278	$1,419,878

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

As stated above, the Company distributed all of the awarded shares prior to vesting. As at September 30, 2024, 4,003,333 shares have vested and 2,001,667 shares will vest on December 31, 2024. As of September 30, 2024, unvested compensation related to the Director Shares of $248,468 will be recognized over the next three months.

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s newly appointed Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at September 30, 2024, the Company had distributed a total of 1,333,333 shares under the VP Agreement and had recorded an obligation to issue further 250,000 Common Shares, which were issued on October 28, 2024.

Unvested compensation related to the shares to be issued under the VP Agreement of $291,667 will be recognized over the next five months.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at September 30, 2024, the Company had distributed a total of 888,890 shares under the Consulting Agreements and had recorded an obligation to issue further 166,667 Common Shares, which were issued on October 28, 2024.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $661,111 will be recognized over the next 1.42 years.

NOTE 7 – PREPAID EXPENSES

Prepaid expenses at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Prepaid investor awareness and marketing	$500,000	$500,367
Prepaid filing and listing fees	15,443	38,042
Prepaid consulting fees	2,625	2,625
Total	$518,068	$541,034

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (“Investor”) which provides that the Company may sell to Investor up to $25,000,000 of the Company’s common stock for the duration of the Purchase Agreement. Additionally, the Company and the Investor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to Investor under the Purchase Agreement. The Company filed a preliminary registration statement on Form S-1 on October 25, 2024. The Form S-1 was receipted and made effective by the SEC on November 8, 2024.

Under the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to Investor, and Investor is obligated to purchase, up to $25,000,000 of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations as set forth in the Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, commencing on the date that all of the conditions to the Company’s right to commence such sales are satisfied. Investor has no right to require the Company to sell any Common Stock to Investor, but Investor is obligated to make purchases as the Company directs, subject to satisfaction of the conditions set forth in the Purchase Agreement.

Upon entering into the Purchase Agreement, the Company agreed to issue to Investor $250,000 worth of Common Stock (the “Commitment Shares”) as consideration for Investor’s commitment to purchase shares of Common Stock upon the Company’s direction under the Purchase Agreement. The Company issued 30% of the Commitment Shares (27,356 shares) on October 4, 2024. An additional 30% of the Commitment Shares shall be issued to Investor 90 days following the Commencement Date. The remaining 40% of the Commitment Shares shall be issued to Investor 180 days following the Commencement Date. The Company also agreed to pay Investor up to $20,000 for its reasonable expenses under the Purchase Agreement.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three- and nine-month periods ended September 30, 2024 and 2023. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. On December 15, 2021, we incorporated two subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. Both subsidiaries were incorporated under the laws of the state of Nevada.

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties, in multiple projects, within some of Nevada’s highest-grade historical mining districts. As of the date of the filing of this Quarterly report on Form 10-Q our mineral property and royalty interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, 2% net smelter returns royalty (“NSR”) on the Palmetto Project located in Esmeralda County, Nevada, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, and 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2024 and 2023, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three- and nine-month periods ended September 30, 2024, compared to the three- and nine-month periods ended September 30, 2023:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2024	2023	periods	2024	2023	periods
Operating expenses
Investor awareness and marketing	$304,958	$48,836	$256,122	$1,082,600	$97,354	$985,246
Consulting fees	146,667	121,042	25,625	395,313	300,535	94,778
Director and officer compensation	423,468	424,150	(682)	1,265,002	1,147,656	117,346
Exploration expenses	22,288	21,023	1,265	22,288	21,556	732
General and administrative	7,783	21,086	(13,303)	46,062	47,600	(1,538)
Professional fees	13,895	23,794	(9,899)	41,610	100,114	(58,504)
Transfer agent and filing fees	3,636	3,169	467	18,910	11,759	7,151
Total operating expenses	922,695	663,100	259,595	2,871,785	1,726,574	1,145,211
Other income (expense)
Fair value gain (loss) on equity investments	1,042	(20,206)	21,248	19,716	(115,168)	(134,884)
Foreign exchange gain (loss)	3	(4)	7	(4)	-	(4)
Interest income	92,735	8,082	84,653	318,384	21,895	296,489
Total other income (expense)	93,780	(12,128)	105,908	338,096	(93,273)	431,369
Net loss	$828,915	$675,228	$153,687	$2,533,689	$1,819,847	$713,842

Revenues

We had no revenues for the three- and nine-month periods ended September 30, 2024 and 2023. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses for the three- and nine-month periods ended September 30, 2024 and 2023 included investor awareness and marketing expenses, director and officer compensation, consulting fees, professional fees, transfer agent and filing fees, exploration expenses, and general and administrative expenses.

During the three-month period ended September 30, 2024, our operating expenses increased by $259,595 or 39%, to $922,695 as compared to $663,100 for the three months ended September 30, 2023. This change was associated with $304,958 we incurred in investor awareness and marketing expenses, which during the three-month period ended September 30, 2024, increased by $256,122, from $48,836 we incurred during the three-month period ended September 30, 2023. Our consulting fees increased by $25,625, from $121,042 for the three-month period ended September 30, 2023, to $146,667 for the three-month period ended September 30, 2024. These increases were in part offset by a $13,303 decrease in general and administrative expenses from $21,086 for the three-month period ended September 30, 2023, to $7,783 for the three-month period ended September 30, 2024; and a $9,899 decrease in professional fees from $23,794 for the three-month period ended September 30, 2023 to $13,895 for the three-month period ended September 30, 2024.

Other operating expenses for the three months ended September 30, 2024, included $423,468 in director and officer compensation for the vesting of shares that we issued to our three directors on December 30, 2021 and with shares we granted to our VP of Operations on February 24, 2023 (2023 - $424,150), exploration expenses of $22,288 (2023 - $21,023), and transfer agent and filing fees of $3,636 (2023 – $3,169).

On a year-to-date basis, our operating expenses increased by $1,145,211 or 66%, to $2,871,785 as compared to $1,726,574 for the nine months ended September 30, 2023. This change was associated with $1,082,600 we incurred in investor awareness and marketing expenses, which during the nine-month period ended September 30, 2024, increased by $985,246, from $97,354 we incurred during the nine-month period ended September 30, 2023. Our consulting fees increased by $94,778, from $300,535 for the nine-month period ended September 30, 2023, to $395,313 for the nine-month period ended September 30, 2024. Our director and officer compensation increased by $117,346 from $1,147,656 we incurred during the nine-month period ended September 30, 2023, to $1,265,002 we incurred during the nine-month period ended September 30, 2024; the director and officer compensation was associated with the shares that we issued to our three directors on December 30, 2021, and with shares we granted to our VP of Operations on February 24, 2023. Our transfer agent and filing fees increased by $7,151 from $11,759 we incurred during the nine-month period ended September 30, 2023, to $18,910 we incurred during the nine-month period ended September 30, 2024; and our exploration expenses increased by $732 from $21,556 we incurred during the nine-month period ended September 30, 2023, to $22,288 we incurred during the nine-month period ended September 30, 2024.

These increases were in part offset by a $58,504 decrease in professional fees from $100,114 for the nine-month period ended September 30, 2023, to $41,610 for the nine-month period ended September 30, 2024.

Other Income (Expense)

During the three-month period ended September 30, 2024, we recognized a $1,042 gain on fair value of investments in equity securities (2023 – $20,206 loss). The gain resulted from revaluation of WRR Shares and, for the three-month period ended September 30, 2024, was caused only as a result of fluctuation of exchange rates between the US and Canadian dollars, as the price of the WRR shares remained unchanged from period to period. In addition, we earned $92,735 in interest income, which increased in comparison to $8,082 we earned during the three months ended September 30, 2023, as a result of larger cash balances from capital raise.

During the nine-month period ended September 30, 2024, we recognized $19,716 gain on fair value of investments in equity securities (2023 – $115,168 loss). The gain resulted from revaluation of WRR Shares and was caused mainly by increased market price of WRR Shares from CAD$0.145 per share at December 31, 2023, to CAD$0.20 per share at September 30, 2024, and to a smaller degree from fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $318,384 in interest income, which increased in comparison to $21,895 we earned during the nine months ended September 30, 2023, as a result of larger cash balances from capital raise.

Net Loss

During the three months ended September 30, 2024, we incurred net loss of $828,915, as compared to net loss of $675,228 we incurred during the three-month period ended September 30, 2023. This change mainly resulted from increased investor awareness and marketing expenses which were in part offset by increased interest income and decreased professional fees.

During the nine months ended September 30, 2024, we incurred net loss of $2,533,689, as compared to net loss of $1,819,847 we incurred during the nine-month period ended September 30, 2023. This change mainly resulted from increased investor awareness and marketing expenses which were in part offset by increased interest income and decreased professional fees.

Liquidity and Capital Resources

	September 30, 2024	December 31, 2023

Current assets	$7,917,502	$10,285,426
Current liabilities	1,277,334	1,306,307
Working capital	$6,640,168	$8,979,119

As of September 30, 2024, we had a cash balance of $7,399,434 and working capital of $6,640,168 with cash flows used in operations totaling $824,134 for the nine-month period then ended. During the nine months ended September 30, 2024, our operations were funded with cash on hand. The cash that we had on hand at September 30, 2024, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, and from exercise of Warrants we issued as part of the Offering.

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

Cash Flow

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities	$(824,134)	$(605,703)
Cash flows used in investing activities	(2,035,000)	(60,000)
Cash flows provided by financing activities	514,176	9,641,854
Net increase (decrease) in cash during the period	$(2,344,958)	$8,976,151

Net cash used in operating activities

During the nine months ended September 30, 2024, our net cash used in operating activities increased by $218,431 or 36%, to $824,134 for the nine months ended September 30, 2024, compared with $605,703 for the comparative period in 2023. During the nine months ended September 30, 2024, we used $838,127 to cover our cash operating costs, which were determined by reducing the net loss of $2,533,689 the Company incurred during the period, by non-cash items included in the net loss of $1,695,562; and $8,973 to decrease our accounts payable and accrued liabilities. These uses of cash were in part offset by a $22,966 decrease in prepaid expenses.

During the nine months ended September 30, 2023, our net cash used in operating activities was $605,703. During the nine months ended September 30, 2023, we used $284,801 to cover our cash operating costs, which were determined by reducing the net loss of $1,819,847 the Company incurred during the period, by non-cash items included in the net loss of $1,535,046; we used $291,651 to increase our prepaid expenses, of which $280,978 were associated with prepaid advertising and investor relation costs; we used further $17,031 to reduce amounts due to our related parties and $12,220 to decrease our accounts payable and accrued liabilities.

Adjustments to reconcile net loss to net cash used in operating activities

During the nine months ended September 30, 2024, we recognized $19,716 gain on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $740,002 in director and CEO compensation associated with the par-value shares we distributed to our directors and CEO on December 30, 2021, $525,000 and $350,001 we recorded on vesting of shares awarded to our VP of Operations and to our consultants, respectively, in accordance with the agreements we executed in February of 2023, and $100,275 we recorded on issuance of 35,000 shares to our consultant for investor awareness and marketing services.

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

Net cash used in investing activities

During the nine-month period ended September 30, 2024, we spent $20,000 to make an option payment on our Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, $150,000 to acquire NSR on Pikes Peak Project, $1,500,000 to exercise our option to acquire 1% production royalty on the Olinghouse Project. In addition, we paid $20,000 for our options on Agai-Pah Property and $20,000 for our options on Belshazzar Property.

During the nine-month period ended September 30, 2023, we used $60,000 to make option payments on our Swales Property, Agai-Pah Property, and Belshazzar Property.

Net cash provided by financing activities

During the nine-month period ended September 30, 2024, we issued 408,125 shares for total proceeds of $489,750 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023. An additional $45,300 were received during the nine-month period ended September 30, 2024, for which the shares were issued subsequent to September 30, 2024. The Company paid $2,874 in share issuance costs associated with exercise of these Warrants.

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

Going Concern

At September 30, 2024, we had a working capital surplus of $6,640,168 and cash on hand of $7,399,434, which is sufficient to support our current plan of operations including exploration programs for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $75,821.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations including equity and/or debt financing. On October 3, 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (“Investor”) which provides that the Company may sell to Investor up to $25,000,000 of our common stock for the duration of the Purchase Agreement. Additionally, we entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to Investor under the Purchase Agreement. The Company filed a preliminary registration statement on Form S-1, on October 25, 2024.

Given the current market and industry conditions, we cannot be sure that we will be able to continue successfully procuring additional funding. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences, or privileges senior to those of existing stockholders.

Impact of Inflation

We believe that inflation has had a negligible effect on operations over the past fiscal quarter.

Capital Expenditures

During the nine months ended September 30, 2024, we used $20,000, to make an option payment on our Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, $150,000 to acquire NSR on Pikes Peak Project, $1,500,000 to exercise our option to acquire 1% production royalty on the Olinghouse Project. In addition, we paid $20,000 for our options on Agai-Pah Property and $20,000 for our options on Belshazzar Property.

During the nine-month period ended September 30, 2023, we used $60,000 to make option payments on our Swales Property, Agai-Pah Property, and Belshazzar Property.

Unproved Mineral Properties and Royalty Interests

As of the date of this Quarterly report on Form 10-Q, our mineral property and royalty interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada, a 2% NSR on the Lapon Canyon Project, a 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, a 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada, and a 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

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

During the three and nine months ended September 30, 2024 and 2023, we paid $2,000, each, in minimum annual payments that are required under the Lazy Claims Agreement. During the period ended September 30, 2023, we paid further $543 in annual mining claim fees payable to the Bureau of Land Management (the “BLM”). We did not pay the BLM fees during the period ended September 30, 2024. The fees paid for the Lazy Claims Property were recorded as part of our exploration expenses.

As of September 30, 2024, the total cost of the Lazy Claims Property was $Nil, and had no plant nor equipment associated with it.

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

During the three and nine months ended September 30, 2024 and 2023, we paid $3,459 (2023 - $4,791) in annual mining claim fees. These fees were recorded as part of our exploration expenses.

As of September 30, 2024, the total cost of the Loman Property was $10,395, and had no plant nor equipment associated with it.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, we paid $20,000, each, in annual payments required under the Agai-Pah Property Agreement.

During the three and nine months ended September 30, 2024 and 2023, wee paid $4,307 (2023 - $3,552) in annual mining claim fees. These fees were recorded as part of our exploration expenses.

As of September 30, 2024, the total cost of the Agai-Pah Property was $80,000, and had no plant nor equipment associated with it.

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

During the three- and nine-month periods ended September 30, 2024 and 2023, we paid $20,000, each, in annual payments required under the Belshazzar Property Agreement.

During the three and nine months ended September 30, 2024 and 2023, we paid $3,475 (2023 - $2,825) in annual mining claim fees and spent an additional $500 (2023 - $Nil) for geological work done on the Belshazzar Property. These fees were recorded as part of our exploration expenses.

As of September 30, 2024, the total cost of the Belshazzar Property was $80,000, and had no plant nor equipment associated with it.

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

During the three and nine months ended September 30, 2024 and 2023, we paid $8,547 (2023 - $7,092) in annual mining claim fees. These fees were recorded as part of our exploration expenses.

As of September 30, 2024, the total cost of the Swales Property was $60,000, and had no plant nor equipment associated with it.

Olinghouse Project (Development and Exploration Phase)

On December 17, 2021, our wholly owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), to acquire 100% interest of Target’s 1% production royalty on the Olinghouse Project.

Under the terms of the Olinghouse Agreement, we were required to make an initial cash option payment of $200,000 on execution of the Agreement, which the Company paid on December 18, 2021.

On December 23, 2022, Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000.

In December of 2023, in accordance with Article 3 of the Olinghouse Agreement, we notified Target of our intent to exercise the option to acquire the 1% production royalty on the Olinghouse Project, and on August 14, 2024, we made the final $1,500,000 option payment, based on the amended Olinghouse Agreement, on the transfer of Royalty Deed in our name. Following the transfer of the 1% production royalty interest, we have no further obligations under the Olinghouse Agreement.

During the three- and nine-month periods ended September 30, 2024 and 2023, we did not incur any expenses associated with the Olinghouse Project.

As of September 30, 2024, the total cost of the Olinghouse Royalty was $1,740,000. We had no plant nor equipment associated with Olinghouse Royalty.

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

As of September 30, 2024, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

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

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the nine-month period ended September 30, 2024.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On October 3, 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (“Investor”) which provides that the Company may sell to Investor up to $25,000,000 of the Company’s common stock for the duration of the Purchase Agreement. Additionally, we entered into a registration rights agreement with the Investor (the “Registration Rights Agreement”), pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to Investor under the Purchase Agreement. We filed a preliminary registration statement on Form S-1 on October 25, 2024. The Form S-1 was receipted and made effective by the SEC on November 8, 2024.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023 (17)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
10.20	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(15)
10.21	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(16)
10.22	Royalty Purchase Agreement with Walker River Resources, LLC, dated May 24, 2024.(18)
10.23	Royalty Purchase Agreement with Walker River Resources, LLC, dated June 12, 2024.(19)
10.24	Common Stock Purchase Agreement dated as of October 3, 2024, by and between the Company and Keystone Capital Partners, LLC (20)
10.24	Registration Rights Agreement dated as of October 3, 3024, by and between the Company and Keystone Capital Partners, LLC (20)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(15)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(16)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on May 12, 2023.
(18)	Incorporated by reference herein from the Form 8-K filed by the Company on May 29, 2024.
(19)	Incorporated by reference herein from the Form 8-K filed by the Company on June 18, 2024.
(20)	Incorporated by reference herein from the Form 8-K filed by the Company on October 4, 2024.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

November 12, 2024	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
President and Member of the Board of Directors

