Form 10-K
period 2024-12-31
Nevada Canyon Gold Corp.
filed 2025-03-27
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $59,761,832 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 28, 2024.

The number of shares of the registrant’s common stock issued and outstanding as of March 27, 2025, was 27,648,881.

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

Business

Nevada Canyon has a three-fold business model: (1) Exploration project accelerator; (2) mineral royalty acquisitions; and (3) precious metals streaming.

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

● The Company’s third business model is a precious metals streaming company. A precious metals streaming company provides up-front capital for mine development in exchange for a percentage of the precious metals output at a below-market cost, in some instances up to an 80% discount to market. Nevada Canyon can then sell what it receives from its partners at market prices and retain the difference as profit.

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

As of the date of this Annual report on Form 10-K, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, the Swales Property located in Elko County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we hold a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada, a 2% NSR on the Lapon Canyon Project, a 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, a 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada, and a 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

The Company is presently focused on exploration of its Swales and Agai Pah Properties in Nevada. Remaining mineral property interest are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for Swales and Agai Pah Properties.

The Company’s mineral property interests are shown in Figure 1 below:

Table 1 – the Company’s mineral property and royalty interests summary

Property	Type	Location	Size in acres

Mineral Property Interests
Lazy Claims Property(1)	Exploration lease	Section 20, T.7N, R.32E MDM in Mineral County, Nevada	60

Loman Property	100% owned	Sections 20-23 & 26-29 T.7N, R.32E MDM in Mineral County, Nevada	600

Agai-Pah Property	Exploration lease	Sections 2-3 & 10-11, T.10N, R.30E MDM in Mineral County, Nevada	400

Swales Property	Exploration lease	Section 16, T.35N, R.53E., MDM in Elko County, Nevada.	800

Belshazzar Property	Exploration lease	Sections 17&18, T.7N, R.4E MDM in Boise, Idaho	200

Sub-total Mineral Property Interests			2,060

Royalty Interests
Palmetto Project	2% NSR royalty	Sections 7-9 & 17-21, T1S, R34E., MDM in Esmeralda County	2,217

Olinghouse Project	1% NSR royalty	Sections 2, 3, 9-11, 14-23 & 27-32 T.21N., R.22 & 23E., MDM, in Washoe County	6,000

Lapon Canyon (including Sleeper claims)	2% NSR royalty (1%NSR royalty)	Sections 20&21, T8N, R28E., MDM, in Mineral County, Nevada	1,920

Pikes Peak	2% NSR royalty	Sections 4, T8N, R28E., MDM, in Mineral County, Nevada	720

Sub-total Royalty Interests			10,857

Total Size of All Mineral Property and Royalty Interests			12,917

(1) Lazy Claims Property is adjacent to the Loman Property, and therefore is not indicated on the map included in Figure 1

Mineral Property Interests

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

As of December 31, 2024, the total cost of the Lazy Claims Property was $Nil, and had no plant nor equipment associated with it.

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

Exploration program

In 2020 we completed a portion of the Phase I exploration program on the Lazy Claims Property, which consisted of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Completion of the Phase I program was initially scheduled for spring of 2021, however, due to the restrictions associated with past COVID-19 pandemic, the phase was put on hold. The Company intends to resume Phase I later in 2025. Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program.

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

As of December 31, 2024, the total cost of the Loman Property was $10,395, and had no plant nor equipment associated with it.

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

Exploration program

In 2020 we completed a portion of our Phase I program that consisted of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveying. Completion of the Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. Phase I was initially expected continue in the spring 2021, with Phase II to begin shortly after the compilation of the Phase I results. Due to the restrictions and subsequent lack of available contractor personnel associated with COVID-19 pandemic, Phase I was put on hold and the Company plans to resume it later in 2025.

Agai-Pah Property (Exploration Phase)

On May 19, 2021, we entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO and director of the Company.

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

The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at December 31, 2024, the Company had recorded $80,000 in acquisition costs associated with the Agai-Pah Property.

As of December 31, 2024, the total cost of the Agai-Pah Property was $80,000, and had no plant nor equipment associated with it.

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

Exploration program

The Company plans to start Phase I exploration program in 2025. Phase I of the exploration program on the Agai-Pah Property, will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

Belshazzar Property (Exploration Phase)

On June 4, 2021, we entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., (“Belshazzar”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claim totaling 200 acres (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO and director of the Company.

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

The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at December 31, 2024, the Company had recorded $80,000 in acquisition costs associated with the Belshazzar Property.

As of December 31, 2024, the total cost of the Belshazzar Property was $80,000, and had no plant nor equipment associated with it.

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

In recent years, a “waste” rock dump located near the portal of the mine’s 401-foot level has, with the aid of modern metal detectors, produced hundreds of wire gold specimens, ranging from microscopic in size to over 20 troy ounces. Total recent gold specimen production to-date is unknown but is probably well in excess of 800 ounces of gold

Exploration program

The Company plans to start Phase I exploration program in 2025. Phase I of the exploration program on the Belshazzar Property will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

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

The Company has the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company will be required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, shall not be applied or credited against the Swales Purchase Price. The Company made the initial cash payment of $20,000 on January 15, 2022, and made the first $20,000 anniversary payment on March 14, 2023. At December 31, 2023, the Company accrued the second $20,000 anniversary payment, which was paid on February 16, 2024. At December 31, 2024, the Company accrued the third $20,000 anniversary payment, which was paid subsequent to the year-end.

As of December 31, 2024, the total cost of the Swales Property was $80,000, and had no plant nor equipment associated with it.

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

Exploration program

The Company plans to start Phase I exploration program in 2025. Phase I of the exploration program on the Swales Property will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

Royalty Interests

Olinghouse Project (Development and Exploration Phase)

On December 17, 2021, our wholly owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), to acquire 100% interest of Target’s 1% production royalty on the Olinghouse Project.

Under the terms of the Olinghouse Agreement, we were required to make an initial cash option payment of $200,000 on execution of the Agreement, which we paid on December 18, 2021.

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

During the year ended December 31, 2024, we did not incur any expenses associated with the Olinghouse Project.

As of December 31, 2024, the total cost of the Olinghouse Project, was $1,740,000. We had no plant nor equipment associated with Olinghouse Project.

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

Palmetto Project (Exploration Phase)

On January 27, 2022, the Company’s wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty (“NSR”) on the Palmetto Project (the “Palmetto Project”), located in Esmeralda County, Nevada. Alan Day, the Company’s is also a director of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

As of December 31, 2024, the total cost of the Palmetto Project, was $350,000. The Company did not have any plant nor equipment associated with Palmetto Project.

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

Figure 8: The Lapon Canyon Project, location

The Lapon Canyon Project consists of 96 unpatented lode mining claims administered by the Bureau of Land Management, totaling 1920 acres located in sections 20&21, T8N, R28E., MDM identified as the Sleeper and Lapon Rose claim groups situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. The Project is easily accessible by secondary state roads from the main highway and is located approximately 45 miles southeast of Yerington, Nevada.

In order to finalize the Royalty Purchase Agreement, we were required to acquire an additional 1% NSR from two individuals who held NSR on the 36 Sleeper claims that are included in the Lapon Canyon Project. We paid a total of $25,000 for a 1% NSR on 36 Sleeper claims.

As of December 31, 2024, the total cost of the Lapon Canyon Project was $325,000. The Company did not have any plant nor equipment associated with Lapon Canyon Project.

Pikes Peak Project (Exploration Phase)

On June 12, 2024, we acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from Walker River, who owns a 100% undivided interest in the Pikes Peak Project, which was acquired by Walker River in 2019 through staking an additional 36 claims in vicinity of its Lapon Canyon Project.

Figure 9: The Pikes Peak Project, location

The Pikes Peak Project consists of 36 unpatented lode mining claims administered by the Bureau of Land Management, totaling 720 acres located in section 4, T8N, R28E., MDM, situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. The Project is easily accessible by secondary state roads from the main highway and is located approximately 40 miles southeast of Yerington,Nevada To acquire the NSR on Pikes Peak Project we made a one-time cash payment of $150,000.

As of December 31, 2024, the total cost of the Pikes Peak Project was $150,000. The Company did not have any plant nor equipment associated with the Pikes Peak Project.

Due to the proximity of the Lapon Canyon and Pikes Peak Projects, Walker River considers them as one project and therefore exploration programs combine information on both these projects.

Exploration Program

2020-21 Exploration Program

In late 2020 Walker River completed a ten-hole reverse circulation (“RC”) drill program which was halted at the New Year’ break. During the first quarter of its 2021 fiscal year, Walker River resumed the drill program, and announced drill results from the 2020/21 RC drill program in the second quarter of its 2021 fiscal year. Drill hole LC 21-65 returned 3.45 grams per tonne of gold (“Au”) over 30.5 metres from a depth of 33.5 metres. This was a significant hole as it was drilled approximately 150 metres from the nearest intercept. It also included a higher-grade intercept of 9.65 grams per tonne Au over 1.5 metres, which appears to be on strike with the high-grade corridor located approximately 500 metres to the west. Drill hole LC 21-61 returned 1.22 grams per tonne Au over 7.6 metres from surface. This hole was significant as it demonstrated mineralization in granite. Highlights from previous 2021 drill results from the Lapon Gold Project include Drill hole LC21-58 returned 9.45 g/t Au over 16.8 meters, at a depth of approximately 15 meters. LC21-57 returned 1.02 g/t Au over 24.4 meters, and 2.12 g/t Au over 9.2 meters, at depths starting at approximately 9 meters. LC20-53 returned 1.04 g/t Au over 59.5 meters, at a depth starting at 7.6 meters. LC20-50 returned 1.42 g/t Au over 13.7, at a depth of starting at 12 meters.

During December 2021, Walker River completed regional geological surveys on some of the remote portions of the Lapon Gold Project.

2022 Exploration Program

On March 31, 2022, Walker River received drill results from the late 2021 RC drill program. Drill results confirmed the discovery of a new high-grade gold-mineralized zone, now called the Hotspot area. LC 21-80 returned 7.62 grams per tonne gold over 48.8 metres, including 77.16 g/t Au over 4.5 metres. LC 21-81 returned 5.68 g/t Au over 60.9 metres, including, 17.76 g/t Au over 18.3 metres, and 99.7 g/t Au over 1.5 metres. LC 21-82 returned 1.84 g/t Au over 122 metres, including 8.61 g/t Au over 9.2 metres, and 4.28 g/t Au over 47.3 metres, the latter two results being in granite. The hole ended in gold mineralization at 122 metres.

In September 2022, Walker River restarted its RC drilling program at the Pikes Peak portion of the Lapon Project. A seven-to-ten-hole program was planned. On November 3, 2022, Walker River provided an update on its RC drill program at the Lapon Gold Project. A total of 17 drill holes were completed, and sample preparation of the drill holes has been finalized, with over 1300 samples submitted to certified laboratory facilities in Sparks, NV.

2023 Exploration Program

On February 1, 2023, Walker River announced drill results from the late 2022 RC drill program:

RC Drill hole LC 22-92 returned 1.65 g/t Au over 97.6 meters at a depth of 24.4 meters including 26.95 g/t Au over 3 meters from a depth of 57.9 meters. RC Drill hole LC 22-94 returned 1.10 g/t Au over 73.2 meters at a depth of 32 meters. RC Drill hole LC 22-93 returned 1.25 g/t Au over 24.4 meters at a depth of 39.6 meters. RC Drill hole LC 22-91 returned 1.05 g/t Au over 35.5 meters at a depth of 27.4 meters.

2024 RC Drill Program

In September of 2024 Walker River announced results of its Reverse Circulation (“RC”) drill program at the Lapon Gold Project. Key highlights included:

●	Drill hole LC-24-100 returned 4.5 g/t Au over 56.5 meters at a depth of 65.5 meters, including an intercept of 20.3 g/t Au over 4.8 metres. The hole was terminated in gold mineralization returning 4.42 g/t Au over 7.7 meters from 114.3 to the end of the hole at 122 meters
●	Drill hole LC-24-99 returned 1.17 g/t Au over 73.1 metres starting at a depth of 6.1 metres. This interval included an intercept of 6.9 g/t Au over 6.0 metres
●	The assay results demonstrate the robust nature and continuity of the gold mineralized alteration zone at Hotspot, extending the zone from its initial discovery approximately 125 metres laterally east from the and to a depth of 100 m
●	Previous and current drilling results continue to define a sub to horizontal geometry of the gold system. High-grade shoots may have developed within the broader mineralized domains.
●	Drilling at the Hotspot Zone is carried out in different directions (azimuths) from the same drill pad, with systematic drilling on section with pads placed at every 30 to 60 meters or so, with up to five holes per pad.
●	Drilling at Lapon Canyon is on-going, with additional results expected from the Central and Hotspot Zones

Quality Assurance (QA/QC)

During the year ended December 31, 2024, there have been no exploration or drilling samples collected by the Company, and as such, there are no preparation, analysis, or security details to describe. However, once the exploration programs commence, the Company plans to implement a quality control program to comply with industry best practices for sampling, chain of custody and analyses, including the following:

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

Trademarks and Patents

We have no intellectual property such as patents or trademarks and, other than the obligations under the exploration lease agreements for our mineral claims and the Royalty Agreements as discussed in the Business Description section of this Annual Report, no royalty agreements or labor contracts.

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

Employees

At the present time, we do not have any employees other than our officers who devote their time as needed to our business and expect to continue devoting approximately 10 hours per week in 2025.

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

Volatility in gold prices is demonstrated by its annual high and low prices over the past decade as reported by the London Bullion Market Association:

	Gold
	($/ounce)
Calendar Year	High	Low
2014 - 2015	$1,385	$1,049
2016 - 2017	$1,366	$1,077
2018 - 2019	$1,355	$1,178
2019 - 2020	$1,536	$1,287
2020 - 2021	$2,067	$1,472
2021 - 2022	$2,039	$1,629
2022 - 2023	$2,078	$1,809
2023 - 2024	$2,786	$1,992

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

We believe that our success depends on the continued service of our key executive management personnel. We are entirely dependent on the efforts of Alan Day, our CEO, and director, and Jeffrey Cocks, our CFO and director. The loss of services of key members of management or other key employees could disrupt the conduct of our business and jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalty interests is limited and there is competition for such persons. Recruiting and retaining qualified executive management and other key employees is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Common Stock Currently Outstanding

As of March 27, 2025, we had 27,648,881 shares of our common stock outstanding.

Holders

As of the date of this Annual Report on Form 10-K, we had 1,370 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 7, 2024, we issued 35,000 Common Shares valued at $100,275 for investor awareness and marketing services. The fair value of the shares issued was based on the trading price of the Company’s Common Shares on the date of issuance, being $2.865 per Common Share.

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

Results of Operation

	Years ended December 31,		Changes between
	2024	2023	the periods
Operating expenses
Investor awareness and marketing	$1,537,375	$390,662	$1,146,713
Consulting fees	521,980	424,201	97,779
Director and officer compensation	1,688,471	1,571,805	116,666
Exploration expenses	35,859	72,523	(36,664)
General and administrative	56,911	73,210	(16,299)
Professional fees	88,831	126,277	(37,446)
Transfer agent and filing fees	29,958	16,747	13,211
Total operating expenses	3,959,385	2,675,425	1,283,960
Other income (expense)
Fair value gain (loss) on equity investments	4,357	(100,700)	105,057
Foreign exchange gain (loss)	(16)	7	(23)
Interest income	393,334	121,168	272,166
Total other income (expense)	397,675	$20,475	$377,200
Net loss	$3,561,710	$2,654,950	$906,760

Revenues

We had no revenues for the years ended December 31, 2024 and 2023. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses

Our operating expenses increased by $1,283,960 or 48%, to $3,959,385 as compared to $2,675,425 for the year ended December 31, 2023. This change was associated with $1,537,375 we incurred in investor awareness and marketing expenses, which during the year ended December 31, 2024, increased by $1,146,713, from $390,662 we incurred during the year ended December 31, 2023. Our consulting fees increased by $97,779, from $424,201 for the year ended December 31, 2023, to $521,980 for the year ended December 31, 2024. Our director and officer compensation increased by $116,666 from $1,571,805 we incurred during the year ended December 31, 2023, to $1,688,471 we incurred during the year ended December 31, 2024; the director and officer compensation was associated with the shares that we issued to our three directors on December 30, 2021, and with shares we granted to our VP of Operations on February 24, 2023. Our transfer agent and filing fees increased by $13,211 from $16,747 we incurred during the year ended December 31, 2023, to $29,958 we incurred during the year ended December 31, 2024.

These increases were in part offset by a $37,446 decrease in professional fees from $126,277 for the year ended December 31, 2023, to $88,831 for the year ended December 31, 2024, a $36,664 decrease in exploration expenses from $72,523 we incurred during the year ended December 31, 2024, to $35,859 we incurred during the year ended December 31, 2024, and by a $16,299 decrease in general and administrative costs from $73,210 we incurred for the year ended December 31, 2023, to $56,911 we incurred for the year ended December 31, 2024.

Other income (expense)

During the year ended December 31, 2024, we recognized $4,357 gain on fair value of investments in equity security (2023 – $100,700 loss). The gain resulted from the revaluation of WRR Shares and was caused mainly by the increased market price of WRR Shares from CAD$0.145 per share at December 31, 2023, to CAD$0.17 per share at December 31, 2024, and to a smaller degree from the fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $393,334 in interest income, which increased in comparison to $121,168 we earned during the year ended December 31, 2023, as a result of larger cash balances from capital raise.

Net loss

During the year ended December 31, 2024, we incurred net loss of $3,561,710, as compared to net loss of $2,654,950 we incurred during the year ended December 31, 2023. This change mainly resulted from increased investor awareness and marketing expenses which were in part offset by increased interest income and decreased professional fees.

Liquidity and Capital Resources

Working capital	December 31, 2024	December 31, 2023
Current assets	$7,548,918	$10,285,426
Current liabilities	1,314,447	1,306,307
Working capital	$6,234,471	$8,979,119

As of December 31, 2024, we had a cash balance of $7,036,161. Our working capital was $6,234,471 and cash flows used in operations totaled $954,282 for the year ended December 31, 2024.

During the year ended December 31, 2024, our operations were funded with cash on hand. The cash that we had on hand at December 31, 2024, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, and from the exercise of Warrants, we issued as part of the Offering.

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

Cash Flow

	Year Ended December 31,
	2024	2023
Cash flows used in operating activities	$(954,282)	$(1,145,448)
Cash flows used in investing activities	(2,235,000)	(60,000)
Cash flows provided by financing activities	481,051	9,942,822
Net increase/(decrease) in cash during the year	$(2,708,231)	$8,737,374

Net cash used in operating activities

During the year ended December 31, 2024, we used $954,282 in our operating activities. Of this amount we used $1,310,654 to cover our cash operating costs, which were determined by reducing the net loss of $3,561,710 the Company incurred during the year by non-cash items included in the net loss of $2,251,056. This use of cash was in part offset by a $348,232 decrease in prepaid expenses and $8,140 increase in accounts payable.

During the year ended December 31, 2023, we used $1,145,448 in our operating activities. Of this amount we used $593,556 to cover our cash operating costs, which were determined by reducing the net loss of $2,654,950 the Company incurred during the year, by non-cash items included in the net loss of $2,061,394; we used $536,205 to increase our prepaid expenses, of which $500,367 were associated with prepaid advertising and investor relation costs, and we used further $17,031 to reduce amounts due to our related parties. These uses of cash were in part offset by a $1,344 increase in accounts payable and accrued liabilities.

Adjustments to reconcile net loss to net cash used in operating activities

During the year ended December 31, 2024, we recognized a $4,357 gain on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $988,470 in director and CEO compensation associated with the par-value shares we distributed to our directors and CEO on December 30, 2021, $700,000 and $466,668 we recorded on vesting of shares awarded to our VP of Operations and our consultants, respectively, in accordance with the agreements we executed in February of 2023, and $100,275 we recorded on issuance of 35,000 shares to our consultant for investor awareness and marketing services.

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

Net cash used in investing activities

During the year ended December 31, 2024, we spent $20,000 to make an option payment on our Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, $150,000 to acquire NSR on Pikes Peak Project, $1,500,000 to exercise our option to acquire 1% production royalty on the Olinghouse Project. In addition, we paid $20,000 for our option on Agai-Pah Property and $20,000 for our option on Belshazzar Property. In addition, we advanced to Walker River Resources, LLC $200,000 in exchange for a promissory note for a maximum of $500,000. The principal amount advanced under the note payable accumulates interest at a rate of 12% per annum.

During the year ended December 31, 2023, we used $60,000 to make option payments on our Swales Property, Agai-Pah Property, and Belshazzar Property.

Net cash provided by financing activities

During the year ended December 31, 2024, we issued 455,375 shares for total proceeds of $546,450 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023. In addition, we recorded an additional $600 as obligation to issue shares on the exercise of the Warrants, as the shares were issued subsequent to December 31, 2024. We paid $2,999 in share issuance costs associated with exercise of these Warrants. We paid $45,000 in future share issuance costs associated with the registration statement on Form S-1 we filed with the SEC in October of 2024.

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

Going Concern

At December 31, 2024, we had a working capital surplus of $6,234,471 and cash on hand of $7,036,161, which is sufficient enough to support our current plan of operations including exploration programs for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $60,462.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations including equity and/or debt financing. In October of 2024 we filed a registration statement on Form S-1 with the SEC, which was made effective November 8, 2024. Under the registration statement, we can sell up to an additional $25,000,000 shares of our common stock.

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

Capital Expenditures

During the year ended December 31, 2024, we used $20,000, to make an option payment on our Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, $150,000 to acquire NSR on Pikes Peak Project, $1,500,000 to exercise our option to acquire 1% production royalty on the Olinghouse Project. In addition, we paid $20,000 for our option on Agai-Pah Property and $20,000 for our option on Belshazzar Property.

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

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Canyon Gold Corp. (“the Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, of stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Spokane, Washington

PCAOB ID: 444

March 27, 2025

Nevada Canyon Gold Corp.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$7,036,161	$9,744,392
Note receivable	200,000	-
Prepaid expenses and other current assets	312,757	541,034
	7,548,918	10,285,426

Investment in equity security	60,462	56,105
Mineral property and royalty interests	2,815,395	780,395
TOTAL ASSETS	$10,424,775	$11,121,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$854,447	$846,307
Related party payables	460,000	460,000
Total Liabilities	1,314,447	1,306,307

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2024 and 2023	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 27,424,450 and 25,240,051 issued and outstanding as of December 31, 2024 and 2023, respectively	2,742	2,523
Additional paid-in capital	17,831,147	14,957,547
Obligation to issue shares	600	18,000
Accumulated deficit	(8,724,161)	(5,162,451)
	9,110,328	9,815,619
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,424,775	$11,121,926

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Operations

	For the year ended December 31,
	2024	2023
Operating expenses
Investor awareness and marketing	$1,537,375	$390,662
Consulting fees	521,980	424,201
Director and officer compensation	1,688,471	1,571,805
Exploration expenses	35,859	72,523
General and administrative	56,911	73,210
Professional fees	88,831	126,277
Transfer agent and filing fees	29,958	16,747
Total operating expenses	3,959,385	2,675,425

Other income (expense)
Fair value gain (loss) on equity investments	4,357	(100,700)
Foreign exchange gain (loss)	(16)	7
Interest income	393,334	121,168
Total other income (expense)	397,675	20,475
Net loss	$3,561,710	$2,654,950

Net loss per common share - basic and diluted	$0.14	$0.21
Weighted average number of common shares outstanding :
Basic and diluted	26,149,738	12,589,698

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statement of Stockholders’ Equity

			Obligation		Additional		Total
	Common Stock		to Issue		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares		Capital	Deficit	Equity
Balance, December 31, 2022	11,077,394	$1,107	$-		$3,073,447	$(2,507,501)	$567,053

Shares and warrants issued for cash	12,499,343	1,250	-		9,998,225	-	9,999,475
Shares issued on exercise of warrants	274,425	27	-		329,283	-	329,310
Shares to be issued on exercise of warrants	-	-	18,000		-	-	18,000
Share issuance costs	-	-	-		(403,963)	-	(403,963)
Stock-based compensation - consultants	555,556	56	-		388,834	-	388,890
Stock-based compensation - officer	833,333	83	-		583,250	-	583,333
Stock-based compensation - directors and CEO	-	-	-		988,471	-	988,471
Net loss for the year ended December 31, 2023	-	-	-		-	(2,654,950)	(2,654,950)
Balance, December 31, 2023	25,240,051	2,523	18,000	#	14,957,547	(5,162,451)	9,815,619

Shares to be issued on exercise of warrants	-	-	600		-	-	600
Shares issued on exercise of warrants	455,375	46	(18,000)		546,404	-	528,450
Share issuance costs	-	-	-		(2,999)	-	(2,999)
Shares issued for services	35,000	3	-		100,272	-	100,275
Shares issued for future share issuance costs	27,356	3	-		74,952	-	74,955
Stock-based compensation - consultants	666,668	67	-		466,601	-	466,668
Stock-based compensation - officer	1,000,000	100	-		699,900	-	700,000
Stock-based compensation - directors and CEO	-	-	-		988,470	-	988,470
Net loss for the year ended December 31, 2024	-	-	-		-	(3,561,710)	(3,561,710)
Balance, December 31, 2024	27,424,450	$2,742	$600		$17,831,147	$(8,724,161)	$9,110,328

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Cash Flow

	For the year ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(3,561,710)	$(2,654,950)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value loss (gain) on equity investments	(4,357)	100,700
Stock-based compensation - directors and CEO	988,470	988,471
Stock-based compensation - consultants	466,668	388,890
Stock-based compensation - officer	700,000	583,333
Stock-based compensation - investor awareness marketing	100,275	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	348,232	(536,205)
Accounts payable and accrued liabilities	8,140	1,344
Related party payables	-	(17,031)
Net cash used in operating activities	(954,282)	(1,145,448)

INVESTING ACTIVITIES:
Cash advanced on note receivable	(200,000)	-
Acquisition of mineral property and royalty interests	(2,035,000)	(60,000)
Net cash used in investing activities	(2,235,000)	(60,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	9,999,475
Proceeds from the exercise of warrants	529,050	347,310
Share issuance costs	(2,999)	(403,963)
Share issuance costs on shares to be issued	(45,000)	-
Net cash provided by financing activities	481,051	9,942,822

Net increase (decrease) in cash	(2,708,231)	8,737,374
Cash at beginning of period	9,744,392	1,007,018
Cash at end of period	$7,036,161	$9,744,392

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mineral interests acquired with related parties payables, net	$20,000	$20,000
Shares of common stock issued for prepaid share issuance costs	$74,955	$-

The accompanying notes are an integral part of these consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these consolidated financial statements, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under the offering statement on Form 1-A, a registration statement on Form S-1 (the “Offerings”), and expected future cash inflows from the Offerings, and future financing the management is planning to undertake.

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

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits require significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding the unvested portion of restricted stock. Restricted stock that has been distributed but not yet vested and thus excluded from the weighted average shares calculation, was Nil and 2,001,667 at December 31, 2024 and 2023, respectively (Note 6).

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At December 31, 2024 and 2023, all of the Company’s outstanding warrants and restricted stock awards are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

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

At the end of each reporting period, the Company’s investment in equity security is measured at fair value using Level 1 inputs. During the years ended December 31, 2024 and 2023, the Company has no assets or liabilities requiring measurement at fair value on a non-recurring basis.

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

Segment

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the CODM, who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. The Company has determined that it operates as a single reportable segment, focused on the exploration of its mineral interests in the states of Nevada and Idaho, United States. This determination is based on the financial information reviewed by the CODM, which is assessed at a consolidated level.

The CODM is responsible for evaluating performance, allocating resources, and making strategic decisions. The primary measure used to assess the Company’s profitability is consolidated net loss. The financial position, results of operations, and cash flows of the Company’s single reportable segment align with the consolidated financial statements presented herein.  The CEO primarily evaluates the Company’s performance based on consolidated net loss and reviews significant expenses, when applicable, on a consolidated basis, consistent with the presentation in the consolidated statements of operations.  The measure of segment assets is reported on the consolidated balance sheet as total assets.

Note Receivable

The Company recognizes note receivables when it has a contractual right to receive principal and, where applicable, interest under the terms of a written agreement. Note receivables are initially recorded at fair value and subsequently measured at amortized cost using the effective interest method. Interest income is recognized over the term of the note based on the stated interest rate, unless the note is non-interest bearing, in which case it is recorded at its present value and the discount is amortized to interest income over the life of the note. The Company evaluates note receivables for impairment on a periodic basis and establishes an allowance for credit losses when necessary.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 (Topic 280) Improvements to Reportable Segment Disclosures. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to or easily computed from information regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. We adopted this guidance which resulted in additional required disclosures included in our consolidated financial statements for the year ended December 31, 2024 and segment disclosure for the comparative year ended December 31, 2023, were modified retrospectively to include the new requirements.

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025, for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements and has not early adopted the standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Amounts due to a member of the Board and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a member of the Board and CFO (a)	360,000	360,000
Total related party payables	$460,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the years ended December 31, 2024 and 2023, the Company had the following transactions with its related parties:

	Year ended December 31,
	2024	2023
Director stock-based compensation incurred to a director and CFO	$330,039	$330,039
Director stock-based compensation incurred to a director	$164,608	$164,608
Director stock-based compensation incurred to a director, CEO, and former President	$493,823	$493,824
Officer stock-based compensation incurred to VP of Operations	$700,000	$583,333
Geological consulting fees paid to a company controlled by the CEO	$-	$51,000

See Note 4 - Mineral Property Interests for further information on related party transactions and Note 6 - Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of December 31, 2024, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, the Agai-Pah Property, Swales Property located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% production royalty on the Olinghouse Project, 2% net smelter returns royalty (“NSR”) on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, and 2% NSR on the Pikes Peak Project which are all located in Nevada.

	December 31, 2024	December 31, 2023
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	80,000	60,000
Belshazzar	80,000	60,000
Swales	80,000	60,000
Sub-total, Mineral Property Interests	250,395	190,395
Royalty Interests
Olinghouse	1,740,000	240,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	-
Pikes Peak	150,000	-
Sub-total, Royalty Interests	2,565,000	590,000
Total Mineral Property and Royalty Interests	$2,815,395	$780,395

Mineral Property Interests

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

During the years ended December 31, 2024 and 2023, the Company paid $2,000, each, in minimum annual payments that are required under the Lazy Claims Agreement. These fees were recorded as part of the Company’s exploration expenses. During the years ended December 31, 2024 and 2023, the Company paid $nil (December 31, 2023-$543) in additional exploration expenses.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

During the year ended December 31, 2024, the Company paid $3,459 (December 31, 2023 - $4,791) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

Agai-Pah Property

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO and director of the Company.

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

During the years ended December 31, 2024 and 2023, the Company paid $20,000, each, in annual payments required under the Agai-Pah Property Agreement.

During the year ended December 31, 2024, the Company paid $4,307 (December 31, 2023 - $3,552) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

Belshazzar Property

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, located in Idaho (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO and director of the Company.

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

During the years ended December 31, 2024 and 2023, the Company paid $20,000, each, in annual payments required under the Belshazzar Property Agreement.

During the year ended December 31, 2024, the Company paid $3,475 (December 31, 2023 - $2,825) in annual mining claim fees and spent an additional $500 (December 31, 2023 - $Nil) for geological work done on the Belshazzar Property. These fees were recorded as part of the Company’s exploration expenses.

Swales Property

On December 27, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of 40 unpatented lode mining claims totaling 800 acres located in Nevada (the “Swales Property”).

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

The Company made the initial cash payment of $20,000 on January 15, 2022, and made the first $20,000 anniversary payment on March 14, 2023. At December 31, 2023, the Company accrued the second $20,000 anniversary payment, which was paid on February 16, 2024. At December 31, 2024, the Company accrued the third $20,000 anniversary payment, which was paid subsequent to the year-end.

During the year ended December 31, 2024, the Company paid $8,547 (December 31, 2023 - $7,092) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

Royalty Interests

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

During the years ended December 31, 2024 and 2023, the Company did not incur any exploration costs associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, the Company’s is also a director of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the years ended December 31, 2024 and 2023, the Company did not incur any additional expenses associated with the Palmetto Project.

Lapon Canyon Project

On May 24, 2024, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Walker River Resources, LLC (“Walker River”), a wholly owned subsidiary of Walker River Resources Corp. (“WRR”), to acquire a 2% NSR on the Lapon Canyon Project, (the “Lapon Canyon Project”) for a one-time cash payment of $300,000.

The Lapon Canyon Project consists of 96 unpatented lode mining claims identified as the Sleeper and Lapon Rose claim groups situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. In addition, the Company also acquired an additional 1% NSR from two individuals who held the NSR on the 36 Sleeper claims that are included in the Lapon Canyon Project. The Company paid a total of $25,000 for a 1% NSR on 36 Sleeper claims.

During the year ended December 31, 2024, the Company did not incur any expenses associated with the Lapon Canyon Project.

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

During the year ended December 31, 2024, the Company did not incur any expenses associated with the Pikes Peak Project.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at December 31, 2024 and 2023, the Company’s equity investment consisted of 511,750 common shares of WRR.

At December 31, 2024 and 2023, the fair value of the equity investment was $60,462 and $56,105, respectively, based on the trading price of WRR Shares at December 31, 2024 and 2023. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the year ended December 31, 2024, the revaluation of the equity investment in WRR resulted in a $4,357 gain on the change in fair value of the equity investment (December 31, 2023 - $100,700 loss).

The Company did not sell any WRR Shares during the years ended December 31, 2024 and 2023.

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

Equity transactions during the year ended December 31, 2024

On June 7, 2024, the Company issued 35,000 Common Shares valued at $100,275 for investor awareness and marketing services. The fair value of the shares issued was based on the trading price of the Company’s Common Shares on the date of issuance, being $2.865 per Common Share.

During the year ended December 31, 2024, the Company issued 455,375 Common Shares for total proceeds to the Company of $528,450 on exercise of the Warrants issued as part of the Offering (see below), which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023, and was recorded as an obligation to issue shares. The Company paid $2,999 in share issuance costs associated with the exercise of these Warrants.

On October 3, 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (“Investor”), which provides that the Company may sell to the Investor up to $25,000,000 of the Company’s common stock for the duration of the Purchase Agreement. Additionally, the Company and the Investor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to Investor under the Purchase Agreement. The Company filed a preliminary registration statement on Form S-1 on October 25, 2024. The Form S-1 was receipted and made effective by the SEC on November 8, 2024.

Under the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $25,000,000 of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations as set forth in the Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, commencing on the date that all of the conditions to the Company’s right to commence such sales are satisfied. Investor has no right to require the Company to sell any Common Stock to Investor, but Investor is obligated to make purchases as the Company directs, subject to satisfaction of the conditions set forth in the Purchase Agreement.

Upon entering into the Purchase Agreement, the Company agreed to issue to the Investor $250,000 worth of Common Stock (the “Commitment Shares”) as consideration for the Investor’s commitment to purchase shares of Common Stock upon the Company’s direction under the Purchase Agreement. The Company issued 30% of the Commitment Shares (27,356 shares) on October 4, 2024. An additional 30% of the Commitment Shares shall be issued to the Investor 90 days following the Commencement Date. The remaining 40% of the Commitment Shares shall be issued to Investor 180 days following the Commencement Date. The Company also agreed to pay Investor up to $20,000 for its reasonable expenses under the Purchase Agreement.

Subsequent to December 31, 2024, the Company issued a total of 180,000 shares under the Purchase Agreement at an average cost of $1.60 per share for total proceeds of $288,149.

Equity transactions during the year ended December 31, 2023

Units issued under the Offering Statement on Form 1-A

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

The Company incurred a total of $499,667 in share issuance costs of which $98,206 were associated with issuance of 124,994 agent warrants (the “Agent Warrants”). The Agent Warrants are exercisable at $1.20 and expire 5 years from the issuance date. The fair value of the Agent Warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: expected life of 5 years, risk-free interest rate between 4.49% and 4.57%, expected dividend yield - $Nil, and expected share price volatility between 214% and 216%.

During the year ended December 31, 2023, the Company issued 274,425 Common Shares for total proceeds to the Company of $329,310 on exercise of the Warrants issued as part of the Offering. The Company paid $2,500 in share issuance costs associated with the exercise of these Warrants.

Subsequent to December 31, 2023, the Company issued 81,950 Common Shares for total proceeds to the Company of $98,340 on exercise of the Warrants issued as part of the Offering. Of this amount, $18,000 was received during the year ended December 31, 2023, and was recorded as an obligation to issue shares.

Warrants

The changes in the number of warrants outstanding for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31, 2024		Year ended December 31, 2023
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	12,349,912	$1.20	-	$-
Warrants issued - offering	-	$-	12,499,343	$1.20
Warrants issued - agent	-	$-	124,994	$1.20
Warrants exercised	(455,375)	$1.20	(274,425)	$1.20
Warrants outstanding, ending	11,894,537	$1.20	12,349,912	$1.20

Details of warrants outstanding as at December 31, 2024, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
391,739		July 27, 2025	$1.20
2,754,824		August 28, 2025	$1.20
2,054,097		September 23, 2025	$1.20
55,373	(1)	September 23, 2028	$1.20
4,646,267		October 18, 2025	$1.20
1,922,616		November 3, 2025	$1.20
69,621	(1)	November 3, 2028	$1.20
11,894,537			$1.20

(1)	Agent warrants

At December 31, 2024, the weighted average life of the warrants was 0.78 years.

Share-based compensation

During the year ended December 31, 2024 and 2023, the Company recognized share-based compensation as follows:

	Year ended December 31,
	2024	2023
Directors and CEO	$988,470	$988,471
Officer – VP of Operations	700,000	583,333
Consultants	466,668	388,890
Investor awareness and marketing	100,275	-
	$2,255,413	$1,960,694

Directors:

On December 30, 2021, the Company distributed a total of 6,005,000 shares of common stock to the Company’s directors (the “Director Shares”). The Director Shares were subject to the terms and conditions included in 3-year lock-up and vesting agreements (the “Lock-up Agreements”), which contemplated that the Director Shares would vest in equal annual installments over a 3-year term during which term the shareholders agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not.

The fair value of the shares was determined to be approximately $2,965,413 or $0.4938 per share based on the trading price of the Company’s common stock on the issue date adjusted for the restrictions under the Lock-up Agreements. The shares vested over three years. As at December 31, 2024, all shares have vested.

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at December 31, 2024, the Company had distributed a total of 1,833,333 shares under the VP Agreement.

Unvested compensation related to the shares to be issued under the VP Agreement of $116,667 will be recognized over the next two months.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at December 31, 2024, the Company had distributed a total of 1,222,222 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $544,444 will be recognized over the next 1.16 years.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Prepaid advertising and investor relations services	$150,367	$500,367
Prepaid filing and listing fees	158,876	38,042
Prepaid consulting fees	2,725	2,625
Interest accrued on note receivable	789	-
Total	$312,757	$541,034

NOTE 8 – NOTE RECEIVABLE

On December 19, 2024, Nevada Canyon, LLC advanced to Walker River Resources, LLC (“Walker River”) $200,000 in exchange for a promissory note for a maximum of $500,000. The principal amount advanced under the note receivable accumulates interest at a rate of 12% per annum. In the event of default, Walker River agreed to grant Nevada Canyon production royalty from the Lapon Canyon Project, based on the percentage of the NSR Royalty as defined in the Royalty Purchase Agreement dated May 24, 2024 (Note 4).

As at December 31, 2024, the Company accrued $789 in interest receivable from Walker River Resources under the promissory note (Note 7).

NOTE 9 – INCOME TAXES

A reconciliation of the expected income tax expense to the actual income tax expense is as follows:

	2024	2023
Net loss before tax	$(3,561,710)	$(2,654,950)
Statutory tax rate	21%	21%
Expected income tax recovery at statutory rate	(747,959)	(557,539)
Non-deductible expenditures	(1,847)	8,900
Change in prior year estimates	7,059	-
Change in valuation allowance	742,747	548,639
Total income tax expense	$-	$-

The Company has the following deductible temporary differences:

	2024	2023
Deferred income tax assets
Non-capital loss carry-forward	$627,100	$313,022
Equity security	8,002	8,917
Stock-based compensation	864,325	411,746
Total deferred income tax assets	1,499,427	733,685
Deferred income tax liabilities
Mineral properties	(22,995)	-
Less: Valuation allowance	(1,476,432)	(733,685)
Net deferred income tax assets	$-	$-

At December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $2.9 million, $90,000 of which expire by 2037. The remaining balance of approximately $2.9 million will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2022 through 2024 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

NOTE 10 – SUBSEQUENT EVENTS

On January 31, 2025, the Company, through Nevada Canyon, LLC, entered into an Exploration Stream Earn-in Agreement (the “Earn-in Agreement”) with Walker River Resources, LLC, to explore and develop the Lapon Canyon Project (Note 8). The Earn-in Agreement grants the Company the exclusive right to earn and purchase up to a 50% interest in the Lapon Canyon Project by funding cumulative exploration expenses of $5,000,000 over a three-year period.

The Earn-in Agreement provides that, subject to certain conditions, Walker River will grant the Company an exclusive right to earn and purchase either (i) an undivided 50% interest (the “Earned Interest”) in the Lapon Canyon Project, or (ii) alternatively, a production royalty in the Lapon Canyon Project. The Company has the right to accelerate the completion of the Minimum Work Requirements and exercise its Earn-In Right at its discretion.

Upon acquisition of the 50% Earned Interest, the parties will form a Nevada limited liability company (the “Joint Venture LLC”) and contribute the Lapon Canyon Project to the Joint Venture LLC for the joint development and operation. Each party will fund its pro-rata share of future expenditures on the Lapon Canyon Project or face dilution of its interest in the Joint Venture LLC. If a party’s interest in the Joint Venture LLC is diluted below 10%, its interest will be converted to a 2% Net Smelter Returns royalty on the Lapon Canyon Project, subject to a buy-down option to 1% exercisable at any time for the payment of $2,500,000.

On the closing of the Earn-in Agreement, the $200,000 principal the Company advanced under the Promissory Note dated December 19, 2024, including accrued interest, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period (Note 8).

On February 21, 2025, the Company entered into a marketing consulting services agreement for investor relations, consulting and advisory services. The agreement is for an initial term of six months, subject to extension by mutual agreement. In consideration for the services, the Company agreed to pay a cash fee of $300,000. Following the initial term, the Company may elect to continue with an active monthly budget or switch to a monthly maintenance budget of $50,000 that provides for reduced services.

Item 9. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2024, were not effective in providing timely material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Based on an assessment of the Company’s internal control procedures over financial reporting at December 31, 2024, management has concluded that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age, and position of our present officer and directors are set forth below:

Name	Age	Title(s)
Lisa Doddridge	53	President and Director
Alan Day	60	Chief Executive Officer, Principal Executive Officer, Director, and Former President,
Jeffrey Cocks	62	Chief Financial Officer, Principal Accounting Officer and Secretary
Ryan McMillan	40	Vice President of Operations
Robert F. List	88	Director
John Schaff	61	Director
Smith Miller	64	Director

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

Effective March 18, 2025, the Company appointed Lisa Doddridge to the Board of Directors, and as President of the Company.

Ms. Lisa Doddridge, President and Director

Ms. Doddridge, BComm (Hons) is an accomplished mining industry executive with more than 20 years of experience. During her career, Ms. Doddridge formulated, executed, and led the investor relations and communications strategies for global mining companies including Iamgold, Kinross, Yamana and First Quantum Minerals. She has been involved in numerous high-profile, multibillion-dollar mergers and acquisitions, debt and equity transactions. Ms. Doddridge holds an Honors Bachelor of Commerce degree from the University of Guelph.

Mr. Alan Day, Chief Executive Officer, Director, former President

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

Mr. Day resigned as President on March 18, 2025, but will remain CEO of the Company and has been appointed Chairman of the Board of Directors.

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

On March 18, 2025, Mr. Cocks, resigned from his position of Chairman of the board of directors, and was appointed as the full time Chief Financial Officer of the Company and remains in his office as a Director.

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

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2024, and 2023, compensation awarded to, paid to, or earned by, our Chief Executive Officer, Chief Financial Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Cocks (1) CFO and	2024	-	-	330,039	-	-	-	-	330,039
Director	2023	-	-	330,039	-	-	-	-	330,039

Alan Day (1,2)	2024	-	-	493,823	-	-	-	40,000	533,823
CEO and Director	2023	-	-	493,824	-	-	-	91,000	584,824

Robert List (1,3)	2024	-	-	164,608	-	-	-	-	164,608
Director	2023	-	-	164,608	-	-	-	-	164,608

Ryan McMillan (1,4)	2024	-	-	700,000	-	-	-	-	700,000
VP of Operations	2023	-	-	583,333	-	-	-	-	583,333

(1)	We have no formal employment arrangements with Messrs. Cocks, Day, List, and McMillan at this time. Messrs. Cocks’, Day’s, List’s, and McMillan’s compensation has not been fixed or based on any percentage calculations.

(2)	Mr. Day was appointed to the Company’s board of directors on November 17, 2021, and President and CEO of the Company on May 4, 2023. Included in other compensation are $40,000 we paid to companies managed by Mr. Day as anniversary payments on the Agai-Pah and Belshazzar Properties (2023 - $40,000). In fiscal 2023 we paid an additional $51,000 to Mineral Exploration Services, Ltd, an entity controlled by Mr. Day, for geological consulting on the Agai-Pah, Belshazzar, and Swales Properties (we did not have similar expenses during the year ended December 31, 2024).

(3)	Mr. List was appointed to the Company’s board of directors on November 17, 2021.

(4)	Mr. McMillan was appointed the Company’s VP of Operations on March 1, 2023.

Grants of Plan-Based Awards

We currently do not have any equity compensation plans.

On December 30, 2021, we distributed a total of 6,005,000 shares of common stock to our directors (the “Director Shares”). The Director Shares were subject to the terms and conditions included in three-year lock-up and vesting agreements (the “Lock-up Agreements”), which contemplated that the Director Shares would vest in equal annual installments over a three-year term during which term the directors agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not.

The fair value of the shares was determined to be approximately $2,965,413 or $0.4938 per share based on the trading price of the Company’s common stock on the issue date adjusted for the restrictions under the Lock-up Agreements. The shares vested over a three-year time period.

As stated above, the Company distributed all of the awarded shares prior to vesting. As at December 31, 2024, all shares have vested.

On February 24, 2023, we entered into a consulting agreement with the Company’s Vice President of Operations (the “VP Agreement”). We agreed to issue 2,000,000 shares of our common stock for the services. The shares vest ratably over a two-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As of December 31, 2024, we had distributed a total of 1,833,333 shares under the VP Agreement.

Outstanding Equity Awards at Fiscal Year-End

None. We do not have any equity award compensation plans.

Director Compensation

Other than the compensation set out in the table above, we have not paid any compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by our officer and directors, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 27, 2025, we had 27,648,881 shares of common stock outstanding of which 8,833,333 was held by three shareholders.

There are no pending or anticipated arrangements that may cause a change in control.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	10.9%
Common Stock	Robert F. List	1,000,000	Beneficial (2)	3.6%
Common Stock	Alan Day	3,000,000	Direct (3)	10.9%
Common Stock	Ryan McMillan	1,833,333	Beneficial (4)	6.7%
All Officers and Directors as a Group		8,833,333		32.2%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	10.9%
Common Stock	Alan Day	3,000,000	Direct (3)	10.9%

(1)	2,005,000 shares included in the total shares held by Mr. Cocks, were issued in the name of 071663 BC Ltd., a company managed by Mr. Cocks. In addition to the regular restrictive legend, these shares were subject to the terms and conditions included in a three-year lock-up and vesting agreement effective December 30, 2021, which contemplated that the shares would vest in equal annual installments over a three-year term, during which term the shareholder would not sell, directly or indirectly, or enter into any other transactions involving these shares.

(2)	The Shares were issued in the name of List Family Trust Dated May 26, 2004, managed by Mr. List. In addition to the regular restrictive legend, these shares were subject to the terms and conditions included in a three-year lock-up and vesting agreement effective December 30, 2021, which contemplated that the shares would vest in equal annual installments over a three-year term, during which term the shareholder would not sell, directly or indirectly, or enter into any other transactions involving these shares.

(3)	In addition to the regular restrictive legend, the shares held by Mr. Day were subject to the terms and conditions included in a three-year lock-up and vesting agreement effective December 30, 2021, which contemplated that the shares would vest in equal annual installments over a three-year term, during which term the shareholder would not sell, directly or indirectly, or enter into any other transactions involving these shares.

(4)	The Shares were issued in the name of McMillian Co., an entity controlled by Mr. McMillan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our promoters are Mr. Cocks, our chairman, Chief Financial Officer and secretary, Mr. Day, our Chief Executive Officer, and Mr. McMillan, our VP of Operations.

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

On March 18, 2022, the Company and Messrs. Cocks, Day and List, entered into three-year lock-up and vesting agreements (the “Lock-up Agreements”), which contemplated that the Director Shares would vest in equal annual installments over a three-year term; during which term the directors agreed not to sell, directly or indirectly, or enter into any other transactions involving the Company’s common shares regardless if the shares have vested or not.

On May 19, 2021, we entered into an exploration lease with an option to purchase agreement with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres. Mr. Alan Day, the Company’s CEO and director, is a managing member of MSM. During the years ended December 31, 2024 and 2023, the Company made $20,000 anniversary payments for each year for the Agai-Pah Property.

On June 4, 2021, we entered into an exploration lease with option to purchase agreement with Belshazzar Holdings, L.L.C., (“Belshazzar”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres. Mr. Alan Day, the Company’s CEO and director, is a managing member of Belshazzar. During the years ended December 31, 2024 and 2023, the Company made $20,000 anniversary payments for each year for the Belshazzar Property.

On January 27, 2022, our wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Mr. Alan Day, the Company’s CEO, and director, is also a director and CEO of Smooth Rock. The Company made a one-time cash payment of $350,000, on February 7, 2022.

During the year ended December 31, 2023, the Company paid $51,000 in mineral exploration consulting fees to Mineral Exploration Services, Ltd, a company wholly owned by Mr. Alan Day, the Company’s CEO and director.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses, where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent, where required; and
●	obtain shareholder consent, where required.

Item 14. Principal Accountant Fees and Services

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2024	December 31, 2023
Audit fees	$43,435	$33,750
Audit-related fees	$-	$1,000
Tax fees	$3,875	$2,400
All other fees	$-	$-

Pre-Approval Policy

Our directors pre-approve all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our directors must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Amended and Restated Bylaws (23)
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (8)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (9)
10.08	Convertible Note Agreement (10)
10.09	Subscription Agreement (10)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (11)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (12)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (13)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (13)
10.14	Royalty Purchase Agreement, dated January 27, 2022(14)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (15)
10.16	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (16)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (16)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (16)
10.19	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(17)
10.20	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(18)
10.21	Royalty Purchase Agreement with Walker River Resources, LLC, dated May 24, 2024.(19)
10.22	Royalty Purchase Agreement with Walker River Resources, LLC, dated June 12, 2024.(20)
10.23	Common Stock Purchase Agreement dated as of October 3, 2024, by and between the Company and Keystone Capital Partners, LLC (21)
10.24	Registration Rights Agreement dated as of October 3, 3024, by and between the Company and Keystone Capital Partners, LLC (21)
10.25	Exploration Earn-in Agreement with Walker River Resources, LLC, dated January 31, 2025 (22)
21.1	List of significant subsidiaries of Nevada Canyon Gold Corp.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(13)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(15)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(16)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(18)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
(19)	Incorporated by reference herein from the Form 8-K filed by the Company on May 29, 2024.
(20)	Incorporated by reference herein from the Form 8-K filed by the Company on June 18, 2024.
(21)	Incorporated by reference herein from the Form 8-K filed by the Company on October 4, 2024.
(22)	Incorporated by reference herein from the Form 8-K filed by the Company on February 4, 2025.
(23)	Incorporated by reference herein from the Form 10-K filed by the Company on March 11, 2024.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

March 27, 2025	/s/ Alan Day
Alan Day
Chief Executive Officer
(Principal Executive Officer)

March 27, 2025	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2025	/s/ Alan Day
Alan Day Chief Executive Officer (Principal Executive Officer), and Director

March 27, 2025	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chief Financial Officer (Principal Accounting Officer), and Director

March 27, 2025	/s/ Lisa Doddridge
Lisa Doddridge President and Director

March 27, 2025	/s/ Robert F. List
Robert F. List Director

March 27, 2025	/s/ John Schaff
John Schaff Director

March 27, 2025	/s/ Smith Miller
Smith Miller Director

