Form 10-Q
period 2025-03-31
Nevada Canyon Gold Corp.
filed 2025-05-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NGLD	OTCQX

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2025, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 27,982,215.

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$6,727,137	$7,036,161
Note receivable	-	200,000
Prepaid expenses and other current assets	488,049	312,757
	7,215,186	7,548,918

Investment in equity security	62,296	60,462
Mineral property and royalty interests	2,815,395	2,815,395
TOTAL ASSETS	$10,092,877	$10,424,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$847,458	$854,447
Related party payables	460,000	460,000
Total Liabilities	1,307,458	1,314,447

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 27,982,215 and 27,424,450 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,798	2,742
Additional paid-in capital	18,388,452	17,831,147
Obligation to issue shares	600	600
Accumulated deficit	(9,606,431)	(8,724,161)
	8,785,419	9,110,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,092,877	$10,424,775

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2025	2024

Operating expenses
Investor awareness and marketing	$387,350	$418,275
Consulting fees	124,167	124,480
Director and officer compensation	116,667	420,767
Exploration expenses	270,684	-
General and administrative	18,073	16,006
Professional fees	20,692	20,465
Transfer agent and filing fees	11,602	10,715
Total operating expenses	949,235	1,010,708

Other income (expense)
Fair value gain on equity investments	1,834	57,198
Foreign exchange loss	-	(6)
Interest income	65,131	114,071
Total other income	66,965	171,263
Net loss	$882,270	$839,445

Net loss per common share - basic and diluted	$0.03	$0.04
Weighted average number of common shares outstanding:
Basic and diluted	27,571,505	23,295,821

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

			Obligation	Additional		Total
	Common Stock		to Issue	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

Shares to be issued on exercise of warrants	-	-	38,850	-	-	38,850
Share issuance costs	-	-	-	(1,624)	-	(1,624)
Shares issued on exercise of warrants	105,700	11	(6,000)	126,829	-	120,840
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	250,000	25	-	174,975	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the period ended March 31, 2024	-	-	-	-	(839,445)	(839,445)
Balance, March 31, 2024	25,762,418	$2,576	$50,850	$15,620,144	$(6,001,896)	$9,671,674

Balance, December 31, 2024	27,424,450	$2,742	$600	$17,831,147	$(8,724,161)	$9,110,328

Shares issued for cash	180,000	18	-	288,131	-	288,149
Share issuance costs	-	-	-	(39,122)	-	(39,122)
Shares issued for future share issuance costs	44,431	4	-	74,996	-	75,000
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	166,667	17	-	116,650	-	116,667
Net loss for the period ended March 31, 2025	-	-	-	-	(882,270)	(882,270)
Balance, March 31, 2025	27,982,215	$2,798	$600	$18,388,452	$(9,606,431)	$8,785,419

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(882,270)	$(839,445)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value gain on equity investment	(1,834)	(57,198)
Stock-based compensation - directors and CEO	-	245,767
Stock-based compensation - consultants	116,667	116,667
Stock-based compensation - officer	116,667	175,000
Exploration expenses associated with settlement of note and interest receivable	202,835	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(142,249)	123,878
Accounts payable and accrued liabilities	13,011	(6,092)
Net cash used in operating activities	(577,173)	(241,423)

INVESTING ACTIVITIES:
Acquisition of mineral property and royalty interests	(20,000)	(20,000)
Net cash used in investing activities	(20,000)	(20,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	288,149	-
Proceeds from the exercise of warrants	-	159,690
Share issuance costs	-	(1,624)
Net cash provided by financing activities	288,149	158,066

Net decrease in cash	(309,024)	(103,357)
Cash at beginning of period	7,036,161	9,744,392
Cash at end of period	$6,727,137	$9,641,035

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued for prepaid share issuance costs	$75,000	$-
Settlement of note and interest receivable via reduction in exploration expenditures commitment	$202,835	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

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

As of March 31, 2025, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date that these condensed consolidated financial statements are issued, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under the offering statement on Form 1-A, a registration statement on Form S-1 (the “Offerings”), and expected future cash inflows from the Offerings, and future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair statement, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At March 31, 2025 and 2024, all of the Company’s outstanding warrants are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on its condensed consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Amounts due to a director and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a director and CFO (a)	360,000	360,000
Total related party payables	$460,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three months ended March 31, 2025 and 2024, the Company had the following transactions with its related parties:

	Three months ended March 31,
	2025	2024
Director stock-based compensation incurred to a director and CFO	$-	$82,059
Director stock-based compensation incurred to a director	$-	$40,927
Director stock-based compensation incurred to the chairman of the board and CEO	$-	$122,781
Officer stock-based compensation incurred to VP of Operations	$116,667	$175,000

See Note 4 – Mineral Property and Royalty Interests for further information on related party transactions and Note 6 – Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of March 31, 2025, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, the Agai-Pah Property, Swales Property located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% production royalty on the Olinghouse Project, 2% net smelter returns royalty (“NSR”) on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, and 2% NSR on the Pikes Peak Project, which are all located in Nevada.

	March 31, 2025	December 31, 2024
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	80,000	80,000
Belshazzar	80,000	80,000
Swales	80,000	80,000
Sub-total, Mineral Property Interests	250,395	250,395
Royalty Interests
Olinghouse	1,740,000	1,740,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	325,000
Pikes Peak	150,000	150,000
Sub-total, Royalty Interests	2,565,000	2,565,000
Total Mineral Property and Royalty Interests	$2,815,395	$2,815,395

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

During the three months ended March 31, 2025 and 2024, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

During the three months ended March 31, 2025 and 2024, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO and chairman of the board of the Company.

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

During the three months ended March 31, 2025, the Company spent $2,444 in exploration expenses associated with the Agai-Pah Property (2024 - $Nil).

Belshazzar Property

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, located in Idaho (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO and chairman of the board of the Company.

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

During the three months ended March 31, 2025 and 2024, the Company did not incur any expenses associated with the Belshazzar Property.

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

At December 31, 2024, the Company accrued the third $20,000 anniversary payment, which was paid on February 27, 2025.

During the three months ended March 31, 2025 and 2024, the Company did not incur any exploration expenses associated with the Swales Property.

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

On August 14, 2024, the Company made the final $1,500,000 option payment, based on the amended Olinghouse Agreement, on the transfer of the Royalty Deed in the Company’s name. Following the transfer of the 1% production royalty interest, the Company has no further obligations under the Olinghouse Agreement.

During the three months ended March 31, 2025 and 2024, the Company did not incur any additional expenses associated with the Olinghouse Project.

Palmetto Project

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, the CEO and chairman of the board of the Company, is one of the directors of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the three months ended March 31, 2025 and 2024, the Company did not incur any additional expenses associated with the Palmetto Project.

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

On January 31, 2025, the Company, through Nevada Canyon, LLC, entered into an Exploration Stream Earn-in Agreement (the “Earn-in Agreement”) with WRR to explore and develop the Lapon Canyon Project. The Earn-in Agreement grants the Company the exclusive right to earn and purchase up to a 50% interest in the Lapon Canyon Project by funding cumulative exploration expenses of $5,000,000 over a three-year period.

The Earn-in Agreement provides that, subject to certain conditions, WRR will grant the Company an exclusive right to earn and purchase either (i) an undivided 50% interest (the “Earned Interest”) in the Lapon Canyon Project, or (ii) alternatively, a production royalty in the Lapon Canyon Project. The Company has the right to accelerate the completion of the Minimum Work Requirements and exercise its Earn-In Right at its discretion.

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

On the closing of the Earn-in Agreement, the $200,000 principal the Company advanced under the Promissory Note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligation for the first annual period (Note 8).

During the three months ended March 31, 2025, the Company incurred $266,462 in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 were associated with the note and interest receivable from Walker River (2024 - $Nil).

Pikes Peak Project

On June 12, 2024, the Company acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from WRR, who owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend, for a one-time cash payment of $150,000.

During the three months ended March 31, 2025 and 2024, the Company did not incur any additional expenses associated with the Pikes Peak Project.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at March 31, 2025 and December 31, 2024, the Company’s equity investment consisted of 511,750 common shares of WRR.

At March 31, 2025 and December 31, 2024, the fair value of the equity investment was $62,296 and $60,462, respectively, based on the trading price of WRR Shares at March 31, 2025 and December 31, 2024. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three months ended March 31, 2025, the revaluation of the equity investment in WRR resulted in a $1,834 gain on the change in fair value of the equity investment (March 31, 2024 - $57,198).

The Company did not sell any WRR Shares during the three months ended March 31, 2025 and 2024.

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

On October 3, 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), which provides that the Company may sell to the Investor up to $25,000,000 of the Company’s common stock for the duration of the Purchase Agreement. Additionally, the Company and the Investor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to Investor under the Purchase Agreement. The Company filed a preliminary registration statement on Form S-1 on October 25, 2024, which was made effective by the SEC on November 8, 2024. As at March 31, 2025, $34,000 associated with the filing of Form S-1 was included in additional paid-in capital.

Under the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $25,000,000 of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations as set forth in the Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, commencing on the date that all of the conditions to the Company’s right to commence such sales are satisfied. Investor has no right to require the Company to sell any Common Stock to the Investor, but the Investor is obligated to make purchases as the Company directs, subject to satisfaction of the conditions set forth in the Purchase Agreement.

Upon entering into the Purchase Agreement, the Company agreed to issue to the Investor $250,000 worth of Common Stock (the “Commitment Shares”) as consideration for the Investor’s commitment to purchase shares of Common Stock upon the Company’s direction under the Purchase Agreement. The Company issued 30% of the Commitment Shares (27,356 shares) on October 4, 2024. An additional 30% of the Commitment Shares (44,431 shares) were issued to the Investor on February 6, 2025. The remaining 40% of the Commitment Shares shall be issued to Investor 180 days following the Commencement Date. The Company also agreed to pay the Investor up to $20,000 for its reasonable expenses under the Purchase Agreement.

During the quarter ended March 31, 2025, the Company issued a total of 180,000 shares under the Purchase Agreement at an average cost of $1.60 per share for total proceeds of $288,149. The Company recognized $5,122 as share issuance costs associated with the issuance of 180,000 shares, which were initially included in prepaid expenses and other current assets.

Warrants

The changes in the number of warrants outstanding for the three months ended March 31, 2025, and for the year ended December 31, 2024, are as follows:

	Three months ended March 31, 2025		Year ended December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	11,894,537	$1.20	12,349,912	$1.20
Warrants exercised	-	n/a	(455,375)	$1.20
Warrants outstanding, ending	11,894,537	$1.20	11,894,537	$1.20

Details of warrants outstanding as at March 31, 2025, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
391,739		July 27, 2025	$1.20
2,754,824		August 28, 2025	$1.20
2,054,097		September 23, 2025	$1.20
55,373	(1)	September 23, 2028	$1.20
4,646,267		October 18, 2025	$1.20
1,922,616		November 3, 2025	$1.20
69,621	(1)	November 3, 2028	$1.20
11,894,537			$1.20

(1)	Agent warrants

At March 31, 2025, the weighted remaining average life of the warrants was 0.54 years.

Share-based compensation

During the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation as follows:

	Three months ended March 31,
	2025	2024
Directors and CEO	$-	$245,767
Officer – VP of Operations	116,667	175,000
Consultants	116,667	116,667
	$233,334	$537,434

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vested ratably over a two-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at March 31, 2025, the Company had distributed all the shares under the VP Agreement and no future compensation will be recognized for this award.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over three years, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at March 31, 2025, the Company had distributed a total of 1,388,889 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $427,778 will be recognized over the next 0.92 years.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Prepaid advertising and investor relations services(1)	$250,092	$150,367
Prepaid stock issuance costs and other fees	188,772	158,876
Prepaid insurance costs	46,560	-
Prepaid consulting fees	2,625	2,725
Interest accrued on note receivable	-	789
Total	$488,049	$312,757

(1)	On February 21, 2025, the Company entered into a marketing consulting services agreement for investor relations, consulting and advisory services. The agreement is for an initial term of six months, subject to extension by mutual agreement. In consideration for the services, the Company agreed to pay a cash fee of $300,000. Following the initial term, the Company may elect to continue with an active monthly budget or switch to a monthly maintenance budget of $50,000 that provides for reduced services. As at March 31, 2025, $250,000 was included in prepaid expenses for advertising and investor relations services.

NOTE 8 – NOTE RECEIVABLE

On December 19, 2024, the Company advanced to WRR $200,000 in exchange for a promissory note for a maximum of $500,000. The principal amount advanced under the note receivable accumulated interest at a rate of 12% per annum. In the event of default, WRR agreed to grant Nevada Canyon production royalty from the Lapon Canyon Project, based on the percentage of the NSR Royalty as defined in the Royalty Purchase Agreement dated May 24, 2024 (Note 4).

Upon signing of the Earn-in Agreement with WRR, on January 31, 2025 (Note 4), the $200,000 principal the Company advanced under the Promissory Note, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period.

As at March 31, 2025, the Company had recognized $2,046 in interest income under the promissory note (2024 - $Nil).

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

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Nevada Canyon Gold Corp. and our wholly-owned subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC, incorporated in Nevada, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2025 and 2024. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“US GAAP”) and are presented in US dollars. US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2024.

Recent Corporate Developments

On January 28, 2025, we completed the initial Phase I exploration programs on two accelerator properties, the Agai-Pah Property and the Swales Property. Phase I of the Agai-Pah exploration program consisted of reconnaissance prospecting, geological mapping, surface sampling of old workings, mine dumps and the mapping relocation of historical workings on the property. The Phase I program was designed to expand and provide confirmation of a historical geological mapping and sampling program on the Property. The additional information on the Phase I exploration program is provided in the Unproved Mineral Properties and Royalty Interests section of this Form 10-Q.

On January 31, 2025, we entered into an Exploration Stream Earn-in Agreement (the “Earn-in Agreement”) with Walker River Resources, LLC, to explore and develop the Lapon Canyon Project. The Earn-in Agreement grants the Company the exclusive right to earn and purchase up to a 50% interest in the Lapon Canyon Project by funding cumulative exploration expenses of $5,000,000 over a three-year period.

The Earn-in Agreement provides that, subject to certain conditions, Walker River will grant the Company an exclusive right to earn and purchase either (i) an undivided 50% interest (the “Earned Interest”) in the Lapon Canyon Project, or (ii) alternatively, a production royalty in the Lapon Canyon Project. The Company has the right to accelerate the completion of the Minimum Work Requirements and exercise its Earn-In Right at our discretion.

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

On the closing of the Earn-in Agreement, the $200,000 principal the Company advanced under a promissory note dated December 19, 2024, including accrued interest, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period.

On February 21, 2025, we entered into a marketing consulting services agreement (the “Agreement”) with Spark Newswire Inc. (“Spark”). Pursuant to the Agreement, Spark has agreed to provide certain investor relations, consulting and advisory services, which include social media brand awareness and digital advertising campaigns, content and communication strategy, and technical market analysis services. Spark’s engagement is for an initial term of six months (the “Initial Term”) beginning in March 2025, subject to extension by mutual agreement. In consideration for the services, we paid $300,000. Following the Initial Term, the Company may elect to continue with an active monthly budget or switch to a monthly maintenance budget of $50,000 that provides for reduced services.

Changes in Management

Effective March 18, 2025, we appointed Lisa Doddridge to the Board of Directors, and as President of the Company. Ms. Doddridge is not related to any officer or director of the Company, and there are no transactions or relationships between Ms. Doddridge and the Company and our subsidiaries that require disclosure under Item 404(a) of Regulation S-K.

Ms. Doddridge, BComm (Hons), is an accomplished mining industry executive with more than 20 years of experience. During her career, Ms. Doddridge formulated, executed, and led the investor relations and communications strategies for global mining companies including Iamgold, Kinross, Yamana and First Quantum Minerals. She has been involved in numerous high-profile, multibillion-dollar merger and acquisitions, debt, and equity transactions. Ms. Doddridge holds an Honours Bachelor of Commerce degree from the University of Guelph.

Ms. Doddridge succeeded Alan Day, who had served as President and CEO of the Company since May 4, 2023. Mr. Day retained his position as the CEO of the Company and was appointed Chairman of the Board of Directors. Additionally, Jeffrey Cocks, former Chairman, Director and interim Chief Financial Officer was appointed as the full time Chief Financial Officer of the Company and remains in his office as a Director.

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three months ended March 31,		Changes between the
	2025	2024	periods
Operating expenses
Investor awareness and marketing	$387,350	$418,275	$(30,925)
Consulting fees	124,167	124,480	(313)
Director and officer compensation	116,667	420,767	(304,100)
Exploration expenses	270,684	-	270,684
General and administrative	18,073	16,006	2,067
Professional fees	20,692	20,465	227
Transfer agent and filing fees	11,602	10,715	887
Total operating expenses	949,235	1,010,708	(61,473)
Other income (expense)
Fair value gain on equity investments	1,834	57,198	(55,364)
Foreign exchange loss	-	(6)	6
Interest income	65,131	114,071	(48,940)
Total other income	66,965	171,263	(104,298)
Net loss	$882,270	$839,445	$42,825

Revenues

We had no revenues for the three months ended March 31, 2025 and 2024. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended March 31, 2025, our operating expenses decreased by $61,473 or 6%, to $949,235 as compared to $1,010,708 for the three months ended March 31, 2024. Our largest expense item was associated with $387,350 we incurred in investor awareness and marketing expenses, which during the three months ended March 31, 2025, decreased by $30,925, from $418,275 we incurred during the three months ended March 31, 2024. Our second largest expense was associated with $270,684 we incurred in exploration expenses, which included $266,462 we incurred under the Earn-in Agreement with Walker River, of which $202,835 represented the note and interest receivable from Walker River that was converted to exploration expense. We did not incur any exploration expenses during the comparative three months ended March 31, 2024. Our consulting fees decreased by $313, from $124,480 for the three months ended March 31, 2024, to $124,167 for the three months ended March 31, 2025. Our director and officer compensation decreased by $304,100 from $420,767 we incurred during the three months ended March 31, 2024, to $116,667 we incurred during the three months ended March 31, 2025; the decrease resulted from the absence of costs associated with the shares we issued to our three directors on December 30, 2021, as these costs were fully recognized as of December 31, 2024, and the shares we granted to our VP of Operations on February 24, 2023, which fully vested as at February 28, 2025, further reducing director and officer compensation for the period. Our transfer agent and filing fees increased by $887 to $11,602 for the three months ended March 31, 2025 , and professional fees increased by $227 to $20,692 for the same period.

Other Income

During the three months ended March 31, 2025, we recognized a $1,834 gain on fair value of investments in equity securities (2024 – $57,198), which was caused by the increased market price of WRR Shares from CAD$0.17 per share at December 31, 2024, to CAD$0.175 per share at March 31, 2025, and to a smaller degree from the fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $65,131 in interest income, which decreased in comparison to $114,071 we earned during the three months ended March 31, 2024, as a result of reduced cash balances we held in our bank accounts.

Net Loss

During the three months ended March 31, 2025, we incurred net loss of $882,270, as compared to net loss of $839,445 we incurred during the three months ended March 31, 2024. This change mainly resulted from decreased director and officer compensation, and decreased investor awareness and marketing expenses which were offset by increased exploration expenses, decreased interest income, and decreased gain on fair value of equity investments.

Liquidity and Capital Resources

	March 31, 2025	December 31, 2024

Current assets	$7,215,186	$7,548,918
Current liabilities	1,307,458	1,314,447
Working capital	$5,907,728	$6,234,471

As of March 31, 2025, we had a cash balance of $6,727,137 and working capital of $5,907,728 with cash flows used in operations totaling $577,173 for the three months then ended. During the three months ended March 31, 2025, our operations were funded with cash on hand. The cash that we had on hand at March 31, 2025, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, from exercise of warrants we issued as part of the Offering, and to a smaller extent, cash generated from sale of shares under the registration statement on Form S-1 (the “Registration Statement”).

Due to the exploration rather than the production nature of our business, our operating activities do not generate cash flows, and cannot satisfy our cash requirements. However, we believe that the cash we were able to generate from the Offering as well as from the Registration Statement will allow us to support our operations including our planned exploration programs and the general day-to-day business activities for the next 12-month period. We will continue to look for opportunities to generate additional cash through future equity or debt financings.

Cash Flow

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities	$(577,173)	$(241,423)
Cash flows used in investing activities	(20,000)	(20,000)
Cash flows provided by financing activities	288,149	158,066
Net decrease in cash during the period	$(309,024)	$(103,357)

Net cash used in operating activities

During the three months ended March 31, 2025, net cash used in operating activities increased by $335,750 or 139%, to $577,173 for the three months ended March 31, 2025, compared with $241,423 for the comparative period in 2024. During the three months ended March 31, 2025, we used $447,935 to cover our cash operating costs, which were determined by reducing our net loss of $882,270 by non-cash items included in the net loss of $434,335, and to increase our prepaid expenses by $142,249. These uses of cash were in part offset by a $13,011 increase in accounts payable and accrued liabilities.

During the three months ended March 31, 2024, we used $241,423 in operating activities. We used $359,209 to cover our cash operating costs, which were determined by reducing our net loss of $839,445 by non-cash items included in the net loss of $480,236, and $6,092 to decrease our accounts payable. These uses of cash were in part offset by $123,878 decrease in prepaid expenses which were mainly associated with our investor awareness marketing initiatives.

Adjustments to reconcile net loss to net cash used in operating activities

During the three months ended March 31, 2025, we recognized $1,834 gain on revaluation of fair value of our investment in WRR Shares. In addition, we recognized $116,667 on vesting of shares awarded to our VP of Operations and $116,667 on vesting of shares we awarded to our consultants, in accordance with the agreements we executed in February of 2023. An additional $202,835 were associated with conversion of the balance receivable under the note and interest receivable from WRR into eligible exploration expenditures under the Earn-in Agreement with WRR.

During the three months ended March 31, 2024, we recognized $57,198 gain on revaluation of fair value of our investment in WRR Shares. In addition, we recognized $245,767 in director and CEO compensation associated with the par-value shares we distributed to our directors and CEO on December 30, 2021, and $175,000 and $116,667 we recorded on vesting of shares awarded to our VP of Operations and to our consultants, respectively, in accordance with the agreements we executed in February of 2023.

Net cash used in investing activities

During the three months ended March 31, 2025 and 2024, we spent $20,000, each to make option payments on our Swales Property, which were initially accrued at December 31, 2024 and 2023, respectively.

Net cash provided by financing activities

During the three months ended March 31, 2025, we issued 180,000 shares for total proceeds of $288,149 under the Registration Statement.

During the three months ended March 31, 2024, we issued 100,700 shares for total proceeds to the Company of $120,840 on exercise of Warrants issued as part of the Offering, and further 5,000 shares for a total of $6,000, which were subscribed to during the year ended December 31, 2023. We paid $1,624 in share issuance costs associated with the exercised warrants. In addition, we received a further $38,850 on exercise of warrants, which were issued subsequent to March 31, 2024, and therefore, at March 31, 2024, we recognized as an obligation to issue shares.

Going Concern

At March 31, 2025, we had a working capital surplus of $5,907,728 and cash on hand of $6,727,137, which is sufficient to support our current plan of operations, including exploration programs, for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $62,296.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations, including equity and/or debt financing. In October of 2024, we filed a registration statement on Form S-1 with the SEC, which was made effective November 8, 2024. Under the registration statement, we can sell up to an additional $25,000,000 shares of our common stock, of which we sold 180,000 shares during the quarter ended March 31, 2025.

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

Capital Expenditures

During the three months ended March 31, 2025 and 2024 we used $20,000, each, to make option payments on our Swales Property, which were initially accrued at December 31, 2024 and 2023.

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

During the three months ended March 31, 2025 and 2024, the Company did not incur any expenses associated with the Lazy Claims.

As of March 31, 2025, the total cost of the Lazy Claims Property was $Nil, and it had no plant nor equipment associated with it.

Loman Property (Exploration Phase)

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

During the three months ended March 31, 2025 and 2024, the Company did not incur any expenses associated with the Loman Claims.

As of March 31, 2025, the total cost of the Loman Property was $10,395, and it had no plant nor equipment associated with it.

Agai-Pah Property (Exploration Phase)

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO and chairman of the board of the Company.

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

During the three months ended March 31, 2025, the Company spent $2,444 in exploration expenses associated with the Agai-Pah Property (2024 - $Nil).

As of March 31, 2025, the total cost of the Agai-Pah Property was $80,000, and it had no plant nor equipment associated with it.

Belshazzar Property (Exploration Phase)

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, located in Idaho (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO and chairman of the board of the Company.

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

During the three months ended March 31, 2025 and 2024, the Company did not incur any expenses associated with the Belshazzar Property.

As of March 31, 2025, the total cost of the Belshazzar Property was $80,000, and it had no plant nor equipment associated with it.

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

At December 31, 2024, the Company accrued the third $20,000 anniversary payment, which was paid on February 27, 2025.

As of March 31, 2025, the total cost of the Swales Property was $80,000, and it had no plant nor equipment associated with it.

Royalty Interests

Olinghouse Project (Development and Exploration Phase)

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

On August 14, 2024, the Company made the final $1,500,000 option payment, based on the amended Olinghouse Agreement, on the transfer of the Royalty Deed in the Company’s name. Following the transfer of the 1% production royalty interest, the Company has no further obligations under the Olinghouse Agreement.

During the three months ended March 31, 2025 and 2024, the Company did not incur any additional expenses associated with the Olinghouse Project.

As of March 31, 2025, the total cost of the Olinghouse Royalty was $1,740,000. We had no plant nor equipment associated with Olinghouse Royalty.

Palmetto Project (Exploration Phase)

On January 27, 2022, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Alan Day, the CEO and chairman of the board of the Company, is one of the directors of Smooth Rock.

To acquire the 2% NSR on the Palmetto Project, Nevada Canyon agreed to pay Smooth Rock a one-time cash payment of $350,000, which was paid on February 7, 2022.

During the three months ended March 31, 2025 and 2024, the Company did not incur any additional expenses associated with the Palmetto Project.

As of March 31, 2025, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Olinghouse Royalty.

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

On January 31, 2025, the Company, through Nevada Canyon, LLC, entered into an Exploration Stream Earn-in Agreement (the “Earn-in Agreement”) with WRR to explore and develop the Lapon Canyon Project. The Earn-in Agreement grants the Company the exclusive right to earn and purchase up to a 50% interest in the Lapon Canyon Project by funding cumulative exploration expenses of $5,000,000 over a three-year period.

The Earn-in Agreement provides that, subject to certain conditions, WRR will grant the Company an exclusive right to earn and purchase either (i) an undivided 50% interest (the “Earned Interest”) in the Lapon Canyon Project, or (ii) alternatively, a production royalty in the Lapon Canyon Project. The Company has the right to accelerate the completion of the Minimum Work Requirements and exercise its Earn-In Right at its discretion.

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

On the closing of the Earn-in Agreement, the $200,000 principal the Company advanced under the Promissory Note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first annual period.

During the three months ended March 31, 2025, the Company incurred $266,462 in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 were associated with the note and interest receivable from Walker River (2024 - $Nil).

As of March 31, 2025, the total cost of the Lapon Canyon Project was $325,000, and an additional $266,462 was expensed as part of qualifying exploration expenditures under the Earn-in Agreement. The Company did not have any plant nor equipment associated with the Lapon Canyon Project.

Pikes Peak Project (Exploration Phase)

On June 12, 2024, the Company acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from WRR, who owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend, for a one-time cash payment of $150,000.

During the three months ended March 31, 2025 and 2024, the Company did not incur any additional expenses associated with the Pikes Peak Project.

As of March 31, 2025, the total cost of the Pikes Peak Project was $150,000. The Company did not have any plant nor equipment associated with the Pikes Peak Project.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities, which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of ASC No. 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months ended March 31, 2025.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2025, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023 (17)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
10.20	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(15)
10.21	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(16)
10.22	Royalty Purchase Agreement with Walker River Resources, LLC, dated May 24, 2024.(18)
10.23	Royalty Purchase Agreement with Walker River Resources, LLC, dated June 12, 2024.(19)
10.24	Common Stock Purchase Agreement dated as of October 3, 2024, by and between the Company and Keystone Capital Partners, LLC (20)
10.25	Registration Rights Agreement dated as of October 3, 3024, by and between the Company and Keystone Capital Partners, LLC (20)
10.26	Exploration Earn-in Agreement with Walker River Resources, LLC, dated January 31, 2025 (21)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(15)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(16)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on May 13, 2023.
(18)	Incorporated by reference herein from the Form 8-K filed by the Company on May 29, 2024.
(19)	Incorporated by reference herein from the Form 8-K filed by the Company on June 18, 2024.
(20)	Incorporated by reference herein from the Form 8-K filed by the Company on October 4, 2024.
(21)	Incorporated by reference herein from the Form 8-K filed by the Company on February 4, 2025.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

May 13, 2025	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
and Chairman of the Board of Directors

May 13, 2025	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)
and Member of the Board of Directors

