Form 10-Q
period 2025-06-30
Nevada Canyon Gold Corp.
filed 2025-08-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2025, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 28,148,882.

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$6,740,706	$7,036,161
Note receivable	-	200,000
Prepaid expenses and other current assets	321,865	312,757
	7,062,571	7,548,918

Investment in equity security	63,767	60,462
Mineral property and royalty interests	2,775,395	2,815,395
TOTAL ASSETS	$9,901,733	$10,424,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$864,764	$854,447
Related party payables	500,000	460,000
Total Liabilities	1,364,764	1,314,447

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 28,148,882 and 27,424,450 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,815	2,742
Additional paid-in capital	18,505,102	17,831,147
Obligation to issue shares	600	600
Accumulated deficit	(9,971,548)	(8,724,161)
Total Stockholders’ Equity	8,536,969	9,110,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,901,733	$10,424,775

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Operating expenses
Investor awareness and marketing	$154,776	$359,367	$542,126	$777,642
Consulting fees	134,166	124,166	258,333	248,646
Director and officer compensation	-	420,768	116,667	841,534
Exploration expenses	103,956	-	374,640	-
Gain on sale of mineral property interest	(20,000)	-	(20,000)	-
General and administrative	19,989	22,272	38,062	38,279
Professional fees	13,270	7,250	33,962	27,715
Transfer agent and filing fees	22,508	4,559	34,110	15,274
Total operating expenses	428,665	938,382	1,377,900	1,949,090

Other income (expense)
Fair value gain (loss) on equity investments	1,471	(38,524)	3,305	18,674
Foreign exchange loss	(498)	(1)	(498)	(7)
Interest income	62,575	111,578	127,706	225,649
Total other income	63,548	73,053	130,513	244,316
Net loss	$365,117	$865,329	$1,247,387	$1,704,774

Net loss per common share - basic and diluted	$0.01	$0.04	$0.04	$0.07
Weighted average number of common shares outstanding :
Basic and diluted	27,982,215	23,930,830	27,777,993	23,613,325

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation to Issue	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

Shares to be issued on exercise of warrants	-	-	38,850	-	-	38,850
Share issuance costs	-	-	-	(1,624)	-	(1,624)
Shares issued on exercise of warrants	105,700	11	(6,000)	126,829	-	120,840
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	250,000	25	-	174,975	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the period ended March 31, 2024	-	-	-	-	(839,445)	(839,445)
Balance, March 31, 2024	25,762,418	2,576	50,850	15,620,144	(6,001,896)	9,671,674

Shares to be issued on exercise of warrants	-	-	10,500	-	-	10,500
Share issuance costs	-	-	-	(1,062)	-	(1,062)
Shares issued on exercise of warrants	257,925	26	(50,850)	309,484	-	258,660
Shares issued for services	35,000	3	-	100,272	-	100,275
Stock-based compensation issued to consultants	-	-	116,667	-	-	116,667
Stock-based compensation issued to officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the period ended June 30, 2024	-	-	-	-	(865,329)	(865,329)
Balance, June 30, 2024	26,055,343	$2,605	$302,167	$16,274,605	$(6,867,225)	$9,712,152

Balance, December 31, 2024	27,424,450	$2,742	$600	$17,831,147	$(8,724,161)	$9,110,328

Shares issued for cash	180,000	18	-	288,131	-	288,149
Share issuance costs	-	-	-	(39,122)	-	(39,122)
Shares issued for future share issuance costs	44,431	4	-	74,996	-	75,000
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	166,667	17	-	116,650	-	116,667
Net loss for the period ended March 31, 2025	-	-	-	-	(882,270)	(882,270)
Balance, March 31, 2025	27,982,215	2,798	600	18,388,452	(9,606,431)	8,785,419

Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Net loss for the period ended June 30, 2025	-	-	-	-	(365,117)	(365,117)
Balance, June 30, 2025	28,148,882	$2,815	$600	$18,505,102	$(9,971,548)	$8,536,969

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the six months ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(1,247,387)	$(1,704,774)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value gain on equity investments	(3,305)	(18,674)
Stock-based compensation - directors and CEO	-	491,534
Stock-based compensation - consultants	233,334	233,334
Stock-based compensation - officer	116,667	350,000
Stock-based compensation - investor awareness and marketing	-	100,275
Exploration expenses associated with settlement of note and interest receivable	202,835	-
Gain on sale of mineral property interest	(20,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23,935	(2,325)
Accounts payable and accrued liabilities	30,317	(18,040)
Net cash used in operating activities	(663,604)	(568,670)

INVESTING ACTIVITIES:
Proceeds received from sale of mineral property interest	100,000	-
Aquisition of mineral property and royalty interests	(20,000)	(495,000)
Net cash provided by (used in) investing activities	80,000	(495,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	288,149	-
Proceeds from the exercise of warrants	-	428,850
Share issuance costs	-	(2,686)
Net cash provided by financing activities	288,149	426,164

Net decrease in cash	(295,455)	(637,506)
Cash at beginning of period	7,036,161	9,744,392
Cash at end of period	$6,740,706	$9,106,886

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued for prepaid share issuance costs	$75,000	$-
Settlement of note and interest receivable via reduction in exploration expenditures commitment	$202,835	$-
Mineral interests acquired with related party payables, net	$40,000	$40,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND 2024

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

As of June 30, 2025, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date that these condensed consolidated financial statements are issued, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under the offering statement on Form 1-A, a registration statement on Form S-1 (the “Offerings”), and expected future cash inflows from the Offerings, and future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair statement, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Management estimates that the Company’s 2025 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three and six months ended June 30, 2025.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At June 30, 2025 and 2024, all of the Company’s outstanding warrants are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025, for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted this update on January 1, 2025, and does not anticipate it to have a significant impact on its financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Amounts due to a director and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a director and CFO (a)	360,000	360,000
Amounts due to companies controlled by the Chief Executive Officer (“CEO”), and chairman of the board of directors of the Company (a,b)	40,000	-
Total related party payables	$500,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	This amount includes annual property payment totaling $20,000 for Agai-Pah Property due to MSM Resource, L.L.C. (“MSM”), and $20,000 for Belshazzar Property due to Belshazzar Holdings, L.L.C. (“Belshazzar”), the entities controlled by Alan Day, the Company’s CEO and director, who is also the managing member of MSM and Belshazzar. The total balance was paid in early August 2025.

During the three and six months ended June 30, 2025 and 2024, the Company had the following transactions with its related parties:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Director stock-based compensation incurred to the Chairman of the Board and CFO	$-	$82,059	$-	$164,118
Director stock-based compensation incurred to a director	-	40,927	-	81,854
Director stock-based compensation incurred to CEO and director	-	122,781	-	245,562
Officer stock-based compensation incurred to VP of Operations	-	175,000	116,667	350,000
Related party transactions	$-	$420,767	$116,667	$841,534

See Note 4 – Mineral Property and Royalty Interests for further information on related party transactions and Note 6 – Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of June 30, 2025, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, the Agai-Pah Property located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% production royalty on the Olinghouse Project, 2% net smelter returns royalty (“NSR”) on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, 2% NSR on the Pikes Peak Project, and a 2% NSR on Swales Property, which are all located in Nevada. The Company is also a party to an exploration stream earn-in agreement on the Lapon Canyon Project with Walker River Resources Corp.

	June 30, 2025	December 31, 2024
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	100,000	80,000
Belshazzar	100,000	80,000
Swales	-	80,000
Sub-total, Mineral Property Interests	210,395	250,395
Royalty Interests
Olinghouse	1,740,000	1,740,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	325,000
Pikes Peak	150,000	150,000
Sub-total, Royalty Interests	2,565,000	2,565,000
Total Mineral Property and Royalty Interests	$2,775,395	$2,815,395

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Loman Claims.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at June 30, 2025, the Company accrued the fourth $20,000 anniversary payment, which was paid on August 6, 2025.

During the three and six months ended June 30, 2025, the Company spent $3,859 and $8,081, respectively, in exploration expenses associated with the Agai-Pah Property. The Company did not incur any expenses associated with the Agai-Pah Property during the comparative three and six months ended June 30, 2024.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at June 30, 2025, the Company accrued the fourth $20,000 anniversary payment, which was paid on August 6, 2025.

During the three and six months ended June 30, 2025, the Company spent $2,294 in exploration expenses associated with the Belshazzar Property (2024 - $Nil).

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

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 for the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Swales Property.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Olinghouse Project.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Palmetto Project.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Lapon Canyon Project.

Pikes Peak Project

On June 12, 2024, the Company acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from WRR, who owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend, for a one-time cash payment of $150,000.

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Pikes Peak Project.

Lapon Canyon Exploration Stream Earn-in Project

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

Upon acquisition of the 50% Earned Interest, the parties will form a Nevada limited liability company (the “Joint Venture LLC”) and contribute the Lapon Canyon Project to the Joint Venture LLC for the joint development and operation. Each party will fund its pro-rata share of future expenditures on the Lapon Canyon Project or face dilution of its interest in the Joint Venture LLC. If a party’s interest in the Joint Venture LLC is diluted below 10%, its interest will be converted to a 2% NSR royalty on the Lapon Canyon Project, subject to a buy-down option to 1% exercisable at any time for the payment of $2,500,000.

On the closing of the Earn-in Agreement, the $200,000 principal the Company advanced under the Promissory Note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligation for the first annual period (Note 8).

During the three and six months ended June 30, 2025, the Company incurred $97,803 and $364,265, respectively, in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 incurred during the first quarter ended March 31, 2025, was associated with the note and interest receivable from Walker River. The Company did not incur any expenses associated with the Lapon Canyon Project during the comparative three and six months ended June 30, 2024.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at June 30, 2025 and December 31, 2024, the Company’s equity investment consisted of 511,750 common shares of WRR.

At June 30, 2025 and December 31, 2024, the fair value of the equity investment was $63,767 and $60,462, respectively, based on the trading price of WRR Shares at June 30, 2025 and December 31, 2024. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three and six months ended June 30, 2025, the revaluation of the equity investment in WRR resulted in a $1,471 and $3,305 gain, respectively, on the change in fair value of the equity investment (June 30, 2024 - $38,524 loss and $18,674 gain, respectively).

The Company did not sell any WRR Shares during the three and six months ended June 30, 2025 and 2024.

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

On October 3, 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), which provides that the Company may sell to the Investor up to $25,000,000 of the Company’s common stock for the duration of the Purchase Agreement. Additionally, the Company and the Investor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to Investor under the Purchase Agreement. The Company filed a preliminary registration statement on Form S-1 on October 25, 2024, which was made effective by the SEC on November 8, 2024. As at June 30, 2025, $34,000 associated with the filing of Form S-1 was included in additional paid-in capital.

Under the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase up to $25,000,000 of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations as set forth in the Purchase Agreement, and may occur from time to time, at the Company’s sole discretion, commencing on the date that all of the conditions to the Company’s right to commence such sales are satisfied. The Investor has no right to require the Company to sell any Common Stock to the Investor, but the Investor is obligated to make purchases as the Company directs, subject to satisfaction of the conditions set forth in the Purchase Agreement.

Upon entering into the Purchase Agreement, the Company agreed to issue to the Investor $250,000 worth of Common Stock (the “Commitment Shares”) as consideration for the Investor’s commitment to purchase shares of Common Stock upon the Company’s direction under the Purchase Agreement. The Company issued 30% of the Commitment Shares (27,356 shares) on October 4, 2024. An additional 30% of the Commitment Shares (44,431 shares) were issued to the Investor on February 6, 2025. The remaining 40% of the Commitment Shares were to be issued to Investor 180 days following the Commencement Date. The Company also agreed to pay the Investor up to $20,000 for its reasonable expenses under the Purchase Agreement.

During the six months ended June 30, 2025, the Company issued a total of 180,000 shares under the Purchase Agreement at an average cost of $1.60 per share for total proceeds of $288,149. The Company recognized $5,122 as share issuance costs associated with the issuance of 180,000 shares, which were initially included in prepaid expenses and other current assets.

Warrants

The changes in the number of warrants outstanding for the six months ended June 30, 2025, and for the year ended December 31, 2024, are as follows:

	Six months ended June 30, 2025		Year ended December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	11,894,537	$1.20	12,349,912	$1.20
Warrants exercised	-	n/a	(455,375)	$1.20
Warrants outstanding, ending	11,894,537	$1.20	11,894,537	$1.20

Details of warrants outstanding as at June 30, 2025, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
391,739	(1)	July 27, 2025	$1.20
2,754,824		August 28, 2025	$1.20
2,054,097		September 23, 2025	$1.20
55,373	(2)	September 23, 2028	$1.20
4,646,267		October 18, 2025	$1.20
1,922,616		November 3, 2025	$1.20
69,621	(2)	November 3, 2028	$1.20
11,894,537			$1.20

(1)	These warrants expired unexercised subsequent to June 30, 2025
(2)	Agent warrants

At June 30, 2025, the weighted remaining average life of the warrants was 0.29 years.

Share-based compensation

During the three and six months ended June 30, 2025 and 2024, the Company recognized share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Directors and CEO	$-	$245,767	$-	$491,534
Officer – VP of Operations	-	175,000	116,667	350,000
Consultants	116,667	116,667	233,334	233,334
	$116,667	$537,434	$350,001	$1,074,868

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vested ratably over a two-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at June 30, 2025, the Company had distributed all the shares under the VP Agreement and no future compensation will be recognized for this award.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over three years, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at June 30, 2025, the Company had distributed a total of 1,555,556 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $311,111 will be recognized over the next eight months.

Equity Incentive Plan

On May 5, 2025, the Board of Directors approved the Company’s 2025 Equity Incentive Plan (the “Plan”), which was subsequently approved by stockholders on June 27, 2025, at the Company’s annual meeting of shareholders. The Plan provides for the issuance of up to 2,800,000 common shares, with an annual increase of up to 4% of the Company’s outstanding common shares at the discretion of the Board. The Plan allows for the grant of incentive and nonqualified stock options, restricted stock, stock awards, and performance shares. As of the reporting date, no awards have been granted under the Plan.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Prepaid advertising and investor relations services(1)	$100,916	$150,367
Prepaid stock issuance costs and other fees	184,297	158,876
Prepaid insurance costs	34,027	-
Prepaid consulting fees	2,625	2,725
Interest accrued on note receivable	-	789
Total	$321,865	$312,757

(1)	On February 21, 2025, the Company entered into a marketing consulting services agreement for investor relations, consulting and advisory services. The agreement is for an initial term of six months, subject to extension by mutual agreement. In consideration for the services, the Company agreed to pay a cash fee of $300,000. Following the initial term, the Company may elect to continue with an active monthly budget or switch to a monthly maintenance budget of $50,000 that provides for reduced services. As at June 30, 2025, $100,000 was included in prepaid expenses for advertising and investor relations services.

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

As at June 30, 2025, the Company had recognized $2,046 in interest income under the promissory note (2024 - $Nil).

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2025 and 2024. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

General

We were incorporated under the laws of the state of Nevada on February 27, 2014. On December 15, 2021, we incorporated two subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. Both subsidiaries were incorporated under the laws of the state of Nevada.

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties, in multiple projects, within some of Nevada’s highest-grade historical mining districts. As of the date of the filing of this Quarterly report on Form 10-Q our mineral property and royalty interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we acquired a 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada, 2% net smelter returns royalty (“NSR”) on the Palmetto Project located in Esmeralda County, Nevada, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada, and a 2% NSR on the Swales Property located in Elko County, Nevada.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“US GAAP”) and are presented in US dollars. US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2024.

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

Upon acquisition of the 50% Earned Interest, the parties will form a Nevada limited liability company (the “Joint Venture LLC”) and contribute the Lapon Canyon Project to the Joint Venture LLC for the joint development and operation. Each party will fund its pro-rata share of future expenditures on the Lapon Canyon Project or face dilution of its interest in the Joint Venture LLC. If a party’s interest in the Joint Venture LLC is diluted below 10%, its interest will be converted to a 2% NSR royalty on the Lapon Canyon Project, subject to a buy-down option to 1% exercisable at any time for the payment of $2,500,000.

On the closing of the Earn-in Agreement, the $200,000 principal we advanced under a promissory note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period. During the six months ended June 30, 2025, we incurred an additional $161,430 in qualifying exploration expenditures on the Lapon Canyon Project.

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

On June 9, 2025, we entered into a Property Asset Purchase Agreement with Metals One Nevada Inc., a wholly owned subsidiary of Metals One Plc. (“Metals One”) to sell our right to Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 for the three and six months ended June 30, 2025.

Results of Operations

Three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2025	2024	periods	2025	2024	periods
Operating expenses
Investor awareness and marketing	$154,776	$359,367	$(204,591)	$542,126	$777,642	$(235,516)
Consulting fees	134,166	124,166	10,000	258,333	248,646	9,687
Director and officer compensation	-	420,768	(420,768)	116,667	841,534	(724,867)
Exploration expense	103,956	-	103,956	374,640	-	374,640
Gain on sale of mineral property interest	(20,000)	-	20,000	(20,000)	-	20,000
General and administrative	19,989	22,272	(2,283)	38,062	38,279	(217)
Professional fees	13,270	7,250	6,020	33,962	27,715	6,247
Transfer agent and filing fees	22,508	4,559	17,949	34,110	15,274	18,836
	428,665	938,382	(509,717)	1,377,900	1,949,090	(571,190)
Other income (expense)
Fair value gain (loss) on equity investments	1,471	(38,524)	39,995	3,305	18,674	(15,369)
Foreign exchange loss	(498)	(1)	(497)	(498)	(7)	(491)
Interest income	62,575	111,578	(49,003)	127,706	225,649	(97,943)
Total other income	63,548	73,053	(9,505)	130,513	244,316	(113,803)
Net loss	$365,117	$865,329	$(500,212)	$1,247,387	$1,704,774	$(457,387)

Revenues

We had no revenues for the three and six months ended June 30, 2025 and 2024. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended June 30, 2025, our operating expenses decreased by $509,717 or 54%, to $428,665 as compared to $938,382 for the three months ended June 30, 2024. Our largest expense item was associated with $154,776 we incurred in investor awareness and marketing expenses, which during the three months ended June 30, 2025, decreased by $204,591, from $359,367 we incurred during the three months ended June 30, 2024. Our second largest expense was associated with consulting fees of $134,166, which increased by $10,000, as compared to $124,166 we incurred during the three months ended June 30, 2024. Our exploration expenses increased to $103,956; of this amount $97,803 was incurred under the Earn-in Agreement with Walker River. We did not incur any exploration expenses during the comparative three months ended June 30, 2024. Our transfer agent and filing fees increased by $17,949 to $22,508 for the three months ended June 30, 2025, and professional fees increased by $6,020 to $13,270 for the same period.

Our director and officer compensation decreased to $Nil from $420,768 we incurred during the three months ended June 30, 2024; the absence of these costs resulted from the shares we issued to our three directors on December 30, 2021, being fully recognized as of December 31, 2024, and full vesting of the shares we granted to our VP of Operations on February 24, 2023 as at February 28, 2025.

Our operating expenses for the three months ended June 30, 2025, included a $20,000 gain on the sale of our Swales Property in exchange for a 2% NSR and a cash payment of $100,000. We did not have similar transactions during the comparative period ended June 30, 2024.

On a year-to-date basis, our operating expenses decreased by $571,190 or 29%, to $1,377,900 as compared to $1,949,090 for the six months ended June 30, 2024. Our largest expense item was associated with $542,126 we incurred in investor awareness and marketing expenses, which during the six months ended June 30, 2025, decreased by $235,516, from $777,642 we incurred during the six months ended June 30, 2024. Our second largest expense was associated with $374,640 we incurred in exploration expenses, which included $364,265 we incurred under the Earn-in Agreement with Walker River, of which $202,835 represented the note and interest receivable from Walker River that was converted to exploration expense. We did not incur any exploration expenses during the comparative six months ended June 30, 2024. Our consulting fees increased by $9,687 to $258,333 as compared to $248,646 we incurred during the six months ended June 30, 2024. Our director and officer compensation decreased to $116,667 from $841,534 we incurred during the six months ended June 30, 2024; this decrease resulted from the shares we issued to our three directors on December 30, 2021, being fully recognized as of December 31, 2024, and full vesting of the shares we granted to our VP of Operations on February 24, 2023 as at February 28, 2025.

Our transfer agent and filing fees increased by $18,836 to $34,110 for the six months ended June 30, 2025, and professional fees increased by $6,247 to $33,962 for the same period.

Our operating expenses for the six months ended June 30, 2025, included a $20,000 gain on the sale of our Swales Property in exchange for a 2% NSR and a cash payment of $100,000. We did not have similar transactions during the comparative period ended June 30, 2024.

Other Income (Expense)

During the three months ended June 30, 2025, we recognized a $1,471 gain on fair value of investments in equity securities (June 30, 2024 – $38,524 loss), which was mainly caused by the fluctuation of exchange rates between the US and Canadian dollars, as market price of WRR Shares decreased from CAD$0.175 per share at March 31, 2025, to CAD$0.17 per share at June 30, 2025. In addition, we earned $62,575 in interest income, which decreased in comparison to $111,578 we earned during the three months ended June 30, 2024, as a result of reduced cash balances we held in our bank accounts. During the same period, we recognized a $498 loss due to fluctuations in foreign exchange rates.

During the six months ended June 30, 2025, we recognized a $3,305 gain on fair value of investments in equity securities (June 30, 2024 – $18,674), which was mainly caused by the fluctuation of exchange rates between the US and Canadian dollars, as market price of WRR Shares at June 30, 2025, and December 31, 2024, remained the same CAD$0.17 per share. In addition, we earned $127,706 in interest income, which decreased in comparison to $225,649 we earned during the six months ended June 30, 2024, as a result of reduced cash balances we held in our bank accounts. During the same period, we recognized a $498 loss due to fluctuations in foreign exchange rates.

Net Loss

During the three months ended June 30, 2025, we incurred net loss of $365,117, as compared to net loss of $865,329 we incurred during the three months ended June 30, 2024. This change mainly resulted from the absence of director and officer compensation, decreased investor awareness and marketing expenses, and gain on the sale of our interest in the Swales Property. These changes were in part offset by increased exploration expenses, decreased interest income, and decreased gain on fair value of equity investments.

During the six months ended June 30, 2025, we incurred net loss of $1,247,387, as compared to net loss of $1,704,774 we incurred during the six months ended June 30, 2024. This change mainly resulted from the reduced director and officer compensation, decreased investor awareness and marketing expenses, and gain on the sale of our interest in the Swales Property. These changes were in part offset by increased exploration expenses, decreased interest income, and decreased gain on fair value of equity investments.

Liquidity and Capital Resources

	June 30, 2025	December 31, 2024

Current assets	$7,062,571	$7,548,918
Current liabilities	1,364,764	1,314,447
Working capital	$5,697,807	$6,234,471

As of June 30, 2025, we had a cash balance of $6,740,706 and working capital of $5,697,807 with cash flows used in operations totaling $663,604 for the six months then ended. During the six months ended June 30, 2025, our operations were funded with cash on hand. The cash that we had on hand at June 30, 2025, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, from exercise of warrants we issued as part of the Offering, and to a smaller extent, cash generated from sale of shares under the registration statement on Form S-1 (the “Registration Statement”).

Due to the exploration rather than the production nature of our business, our operating activities do not generate cash flows and cannot satisfy our cash requirements. However, we believe that the cash we were able to generate from the Offering as well as from the Registration Statement will allow us to support our operations including our planned exploration programs and the general day-to-day business activities for the next 12-month period. We will continue to look for opportunities to generate additional cash through future equity or debt financings.

Cash Flow

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities	$(663,604)	$(568,670)
Cash flows provided by (used in) investing activities	80,000	(495,000)
Cash flows provided by financing activities	288,149	426,164
Net decrease in cash during the period	$(295,455)	$(637,506)

Net cash used in operating activities

During the six months ended June 30, 2025, net cash used in operating activities increased by $94,934 or 17%, to $663,604 for the six months ended June 30, 2025, compared with $568,670 for the comparative period in 2024. During the six months ended June 30, 2025, we used $717,856 to cover our cash operating costs, which were determined by reducing our net loss of $1,247,387 by non-cash items included in the net loss of $529,531. This use of cash was in part offset by a decrease in our prepaid expenses of $23,935 and by a $30,317 increase in accounts payable and accrued liabilities.

During the six months ended June 30, 2024, our net cash used in operating activities was $568,670. During the six months ended June 30, 2024, we used $548,305 to cover our cash operating costs, which were determined by reducing the net loss of $1,704,774 the Company incurred during the period, by non-cash items included in the net loss of $1,156,469; $18,040 to decrease our accounts payable and $2,325 to increase our prepaid expenses.

Adjustments to reconcile net loss to net cash used in operating activities

During the six months ended June 30, 2025, we recognized $3,305 gain on revaluation of fair value of our investment in WRR Shares and $20,000 gain on sale of our interest in Swales Property. In addition, we recognized $116,667 on vesting of shares awarded to our VP of Operations and $233,334 on vesting of shares we awarded to our consultants, in accordance with the agreements we executed in February of 2023. An additional $202,835 were associated with conversion of the balance receivable under the note and interest receivable from WRR into eligible exploration expenditures under the Earn-in Agreement with WRR.

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

Net cash used in (provided by) investing activities

During the six months ended June 30, 2025, we spent $20,000, to make an option payment on our Swales Property, which were initially accrued at December 31, 2024. This use of funds was offset by $100,000 we received on the sale of our interest in the Swales Property.

During the six months ended June 30, 2024, we spent $20,000, to make an option payment on our Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, and $150,000 to acquire NSR on Pikes Peak Project.

Net cash provided by financing activities

During the six months ended June 30, 2025, we issued 180,000 shares for total proceeds of $288,149 under the Registration Statement.

During the six months ended June 30, 2024, we issued 363,625 shares for total proceeds of $436,350 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023, and $10,500 were received during the six-month period ended June 30, 2024, for which 8,750 Common Shares were issued subsequent to June 30, 2024. The Company paid $2,686 in share issuance costs associated with exercise of these Warrants.

Going Concern

At June 30, 2025, we had a working capital surplus of $5,697,807 and cash on hand of $6,740,706, which is sufficient to support our current plan of operations, including exploration programs, for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $63,767.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations, including equity and/or debt financing. In October of 2024, we filed a registration statement on Form S-1 with the SEC, which was made effective November 8, 2024. Under the registration statement, we can sell up to an additional $25,000,000 shares of our common stock, of which we sold 180,000 shares during the six months ended June 30, 2025.

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

Capital Expenditures

During the six months ended June 30, 2025 and 2024 we used $20,000, each, to make option payments on our Swales Property, which were initially accrued at December 31, 2024 and 2023. In addition, during the six-month period ended June 30, 2024, we used $475,000 to acquire royalty interests.

Mineral Properties and Royalty Interests

As of the date of this Quarterly report on Form 10-Q, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property located in Mineral County, Nevada, and the Belshazzar Property located in Quartzburg mining district, Boise County, Idaho. In addition, we hold a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, located in Esmeralda County, Nevada, a 2% NSR on the Lapon Canyon Project, a 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, a 2% NSR on the Pikes Peak Project which are located in Mineral County, Nevada, a 2% NSR on the Swales Property located in Elko County, Nevada, and a 1% production royalty on the Olinghouse Project, located in the Olinghouse Mining District, Washoe County, Nevada.

During the quarter ended March 31, 2025, we were focused on exploration of the Swales and Agai Pah Properties in Nevada. During the quarter ended June 30, 2025, we sold our interest in the Swales Property in exchange for a 2% NSR and a $100,000 cash payment, as the exploration focus had shifted to the Lapon Canyon Project under the Exploration Stream Earn-in Agreement with Walker River Resources. Remaining mineral property interests are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for Agai Pah Property and the Lapon Canyon Project.

Lapon Canyon Exploration Stream Earn-in Project (Exploration Phase)

On January 31, 2025, the Company, through Nevada Canyon, LLC, entered into an Exploration Stream Earn-in Agreement (the “Earn-in Agreement”) with Walker River Resources Corp. (“WRR”), to explore and develop the Lapon Canyon Project. The Earn-in Agreement grants the Company the exclusive right to earn and purchase up to a 50% interest in the Lapon Canyon Project by funding cumulative exploration expenses of $5,000,000 over a three-year period.

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

During the three and six months ended June 30, 2025, the Company incurred $97,803 and $364,265, respectively, in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 incurred during the first quarter ended March 31, 2025, was associated with the note and interest receivable from Walker River. The Company did not incur any expenses associated with the Lapon Canyon Project during the comparative three and six months ended June 30, 2024. The Company did not have any plant nor equipment associated with the Lapon Canyon Exploration Stream Earn-in Project.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at June 30, 2025, the Company accrued the fourth $20,000 anniversary payment, which was paid on August 6, 2025.

During the three and six months ended June 30, 2025, the Company spent $3,859 and $8,081, respectively, in exploration expenses associated with the Agai-Pah Property. The Company did not incur any expenses associated with the Agai-Pah Property during the comparative three and six months ended June 30, 2024.

As of June 30, 2025, the total cost of the Agai-Pah Property was $100,000, with an additional $27,266 spent on the exploration program, which started in the fall of 2024. The Company had no plant or equipment associated with the Agai-Pah Property.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Lazy Claims.

As of June 30, 2025, the total cost of the Lazy Claims Property was $Nil, and it had no plant nor equipment associated with it.

Loman Property (Exploration Phase)

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Loman Claims.

As of June 30, 2025, the total cost of the Loman Property was $10,395, and it had no plant nor equipment associated with it.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at June 30, 2025, the Company accrued the fourth $20,000 anniversary payment, which was paid on August 6, 2025.

During the three and six months ended June 30, 2025 and 2024, the Company spent $2,294 in exploration expenses associated with the Belshazzar Property (2024 - $Nil).

As of June 30, 2025, the total cost of the Belshazzar Property was $100,000, with an additional $6,214 spent in exploration expenses. The Company had no plant nor equipment associated with the Belshazzar Property.

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

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 for the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Swales Property.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Olinghouse Project.

As of June 30, 2025, the total cost of the Olinghouse Royalty was $1,740,000. We had no plant nor equipment associated with Olinghouse Royalty.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Palmetto Project.

As of June 30, 2025, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Palmetto Project.

Lapon Canyon (Exploration Phase)

On May 24, 2024, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Walker River Resources, LLC (“Walker River”), a wholly owned subsidiary of WRR, to acquire a 2% NSR on the Lapon Canyon Project, (the “Lapon Canyon Project”) for a one-time cash payment of $300,000.

The Lapon Canyon Project consists of 96 unpatented lode mining claims identified as the Sleeper and Lapon Rose claim groups situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. In addition, the Company acquired an additional 1% NSR from two individuals who previously held the NSR on the 36 Sleeper claims included in the Lapon Canyon Project. The Company paid a total of $25,000 for a 1% NSR on 36 Sleeper claims.

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Lapon Canyon Project.

As of June 30, 2025, the total cost of the Lapon Canyon Royalty was $325,000. The Company did not have any plant nor equipment associated with the Lapon Canyon Royalty.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not incur any expenses associated with the Pikes Peak Project.

As of June 30, 2025, the total cost of the Pikes Peak Royalty was $150,000. The Company did not have any plant nor equipment associated with the Pikes Peak Royalty.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities, which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of US GAAP. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2025, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

August 13, 2025	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
and Chairman of the Board of Directors

August 13, 2025	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)
and Member of the Board of Directors

