Form 10-Q
period 2025-09-30
Nevada Canyon Gold Corp.
filed 2025-11-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2025, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 28,315,549.

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$6,119,919	$7,036,161
Note receivable	-	200,000
Prepaid expenses and other current assets	195,704	312,757
	6,315,623	7,548,918

Investment in equity security	90,065	60,462
Mineral property and royalty interests	2,775,395	2,815,395
TOTAL ASSETS	$9,181,083	$10,424,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,061,118	$854,447
Related party payables	465,000	460,000
Total Liabilities	1,526,118	1,314,447

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 28,315,549 and 27,424,450 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,832	2,742
Additional paid-in capital	19,170,409	17,831,147
Obligation to issue shares	-	600
Accumulated deficit	(11,518,276)	(8,724,161)
Total Stockholders’ Equity	7,654,965	9,110,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,181,083	$10,424,775

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Operating expenses
Investor awareness and marketing	$104,775	$304,958	$646,901	$1,082,600
Consulting fees	139,042	146,667	397,375	395,313
Director and officer compensation	548,057	423,468	664,724	1,265,002
Exploration expenses	785,406	22,288	1,160,046	22,288
Gain on sale of mineral property interest	-	-	(20,000)	-
General and administrative	26,077	7,783	64,139	46,062
Professional fees	19,008	13,895	52,970	41,610
Transfer agent and filing fees	10,247	3,636	44,357	18,910
Total operating expenses	1,632,612	922,695	3,010,512	2,871,785

Other income (expense)
Fair value gain on equity investments	26,298	1,042	29,603	19,716
Foreign exchange gain (loss)	(5)	3	(503)	(4)
Interest income	59,591	92,735	187,297	318,384
Total other income	85,884	93,780	216,397	338,096
Net loss	$1,546,728	$828,915	$2,794,115	$2,533,689

Net loss per common share - basic and diluted	$0.05	$0.03	$0.10	$0.11
Weighted average number of common shares outstanding :
Basic and diluted	28,148,882	24,487,354	27,902,981	23,906,796

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation to Issue	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

Shares to be issued on exercise of warrants	-	-	38,850	-	-	38,850
Share issuance costs	-	-	-	(1,624)	-	(1,624)
Shares issued on exercise of warrants	105,700	11	(6,000)	126,829	-	120,840
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer	250,000	25	-	174,975	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the period ended March 31, 2024	-	-	-	-	(839,445)	(839,445)
Balance, March 31, 2024	25,762,418	2,576	50,850	15,620,144	(6,001,896)	9,671,674

Shares to be issued on exercise of warrants	-	-	10,500	-	-	10,500
Share issuance costs	-	-	-	(1,062)	-	(1,062)
Shares issued on exercise of warrants	257,925	26	(50,850)	309,484	-	258,660
Shares issued for services	35,000	3	-	100,272	-	100,275
Stock-based compensation issued to consultants	-	-	116,667	-	-	116,667
Stock-based compensation issued to officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	245,767	-	245,767
Net loss for the period ended June 30, 2024	-	-	-	-	(865,329)	(865,329)
Balance, June 30, 2024	26,055,343	2,605	302,167	16,274,605	(6,867,225)	9,712,152

Shares to be issued on exercise of warrants	-	-	45,300	-	-	45,300
Share issuance costs	-	-	-	(188)	-	(188)
Shares issued on exercise of warrants	44,500	4	(10,500)	53,396	-	42,900
Stock-based compensation issued to consultants	-	-	116,667	-	-	116,667
Stock-based compensation issued to officer	-	-	175,000	-	-	175,000
Stock-based compensation - directors and CEO	-	-	-	248,468	-	248,468
Vested shares distributed	416,667	42	(291,667)	291,625	-	-
Net loss for the period ended September 30, 2024	-	-	-	-	(828,915)	(828,915)
Balance, September 30, 2024	26,516,510	$2,651	$336,967	$16,867,906	$(7,696,140)	$9,511,384

Balance, December 31, 2024	27,424,450	$2,742	$600	$17,831,147	$(8,724,161)	$9,110,328

Shares issued for cash	180,000	18	-	288,131	-	288,149
Share issuance costs	-	-	-	(39,122)	-	(39,122)
Shares issued for future share issuance costs	44,431	4	-	74,996	-	75,000
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - VP of Operations	166,667	17	-	116,650	-	116,667
Net loss for the period ended March 31, 2025	-	-	-	-	(882,270)	(882,270)
Balance, March 31, 2025	27,982,215	2,798	600	18,388,452	(9,606,431)	8,785,419

Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Net loss for the period ended June 30, 2025	-	-	-	-	(365,117)	(365,117)
Balance, June 30, 2025	28,148,882	2,815	600	18,505,102	(9,971,548)	8,536,969

Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - directors and president	-	-	-	548,057	-	548,057
Adjustment to shares issued on exercise of warrants	-	-	(600)	600	-	-
Net loss for the period ended September 30, 2025	-	-	-	-	(1,546,728)	(1,546,728)
Balance, September 30, 2025	28,315,549	$2,832	$-	$19,170,409	$(11,518,276)	$7,654,965

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(2,794,115)	$(2,533,689)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value gain on equity investments	(29,603)	(19,716)
Stock-based compensation - directors, CEO, and president	548,057	740,002
Stock-based compensation - consultants	350,001	350,001
Stock-based compensation - VP of Operations	116,667	525,000
Stock-based compensation - investor awareness and marketing	-	100,275
Exploration expenses associated with settlement of note and interest receivable	202,835	-
Gain on sale of mineral property interest	(20,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	150,096	22,966
Accounts payable and accrued liabilities	226,671	(8,973)
Related party payables	5,000	-
Net cash used in operating activities	(1,244,391)	(824,134)

INVESTING ACTIVITIES:
Proceeds received from sale of mineral property interest	100,000	-
Acquisition of mineral property and royalty interests	(60,000)	(2,035,000)
Net cash provided by (used in) investing activities	40,000	(2,035,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	288,149	-
Proceeds from the exercise of warrants	-	517,050
Share issuance costs	-	(2,874)
Net cash provided by financing activities	288,149	514,176

Net decrease in cash	(916,242)	(2,344,958)
Cash at beginning of period	7,036,161	9,744,392
Cash at end of period	$6,119,919	$7,399,434

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued for prepaid share issuance costs	$75,000	$-
Settlement of note and interest receivable via reduction in exploration expenditures commitment	$202,835	$-
Mineral interests acquired with related party payables, net	$-	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

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

As of September 30, 2025, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date that these condensed consolidated financial statements are issued, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under the offering statement on Form 1-A, a registration statement on Form S-1 (the “Offerings”), and expected future cash inflows from the Offerings, and future financing the management is planning to undertake.

While the Company believes it has the financial resources to continue its operations for the next 12 months, it is important to note that there are inherent uncertainties in projecting future cash flows, and there can be no assurance that these projections will be realized. The Company continues to closely monitor its financial position, market conditions, and other factors that may impact its ability to continue as a going concern. Management’s assessment is based on the information available as of the date of this report. If unforeseen events, adverse market conditions, or other factors negatively affect the Company’s financial position in the future, there may be a need to adjust the going concern assessment. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event that the Company’s ability to continue as a going concern becomes doubtful, adjustments to the carrying values of assets and liabilities, as well as additional disclosures, may be necessary.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair statement, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Management estimates that the Company’s 2025 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three and nine months ended September 30, 2025.

Income/Loss per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share includes any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At September 30, 2025 and 2024, all of the Company’s outstanding options and warrants are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

Stock-based Compensation

Stock-based compensation expense is recognized for equity awards granted to employees, directors and other eligible participants based on the fair value of the awards at the grant date. For stock options, fair value is estimated using an appropriate valuation model such as the Black-Scholes option pricing model. The fair value of stock options is recognized as an expense of the requisite service period, typically the vesting period, using the graded-vesting method. The Company estimates expensed forfeitures based on historical data and adjusts stock-based compensation expenses accordingly. Shares are issued from Treasury upon exercise of stock options.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update became effective on January 1, 2025, for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted this update on January 1, 2025, and does not anticipate it to have a significant impact on its financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Amounts due to a director and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a director and CFO (a)	360,000	360,000
Amounts due to a director and President (a)	5,000	-
Total related party payables	$465,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three and nine months ended September 30, 2025 and 2024, the Company had the following transactions with its related parties:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Director stock-based compensation incurred to the Chairman of the Board and CFO	$-	$82,961	$-	$247,078
Director stock-based compensation incurred to a director	-	41,377	-	123,231
Director stock-based compensation incurred to CEO and director	-	124,130	-	369,693
Officer stock-based compensation incurred to VP of Operations	-	175,000	116,667	525,000
Consulting fees incurred to President and director	15,000	-	25,000	-
Stock-based compensation incurred to President and director	304,477	-	304,477	-
Stock-based compensation incurred to a director	121,790	-	121,790	-
Stock-based compensation incurred to a director	121,790	-	121,790	-
Related party transactions	$563,057	$423,468	$689,724	$1,265,002

See Note 4 – Mineral Property and Royalty Interests for further information on related party transactions and Note 6 – Stockholders’ Equity for further information regarding stock-based compensation with related parties.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of September 30, 2025, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, the Agai-Pah Property located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% production royalty on the Olinghouse Project, 2% net smelter returns royalty (“NSR”) on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, 2% NSR on the Pikes Peak Project, and a 2% NSR on Swales Property, which are all located in Nevada. The Company is also a party to an exploration stream earn-in agreement on the Lapon Canyon Project with Walker River Resources Corp.

	September 30, 2025	December 31, 2024
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	100,000	80,000
Belshazzar	100,000	80,000
Swales	-	80,000
Sub-total, Mineral Property Interests	210,395	250,395
Royalty Interests
Olinghouse	1,740,000	1,740,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	325,000
Pikes Peak	150,000	150,000
Sub-total, Royalty Interests	2,565,000	2,565,000
Total Mineral Property and Royalty Interests	$2,775,395	$2,815,395

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

During the three and nine months ended September 30, 2025 and 2024, the Company paid $2,000, each, in minimum annual payments that are required under the Lazy Claims Agreement. During the three and nine months ended September 30, 2025, the Company paid $600 (2024 - $nil) and $600 (2024 - $nil), respectively, in exploration expenses.

Loman Property

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

During the three and nine months ended September 30, 2025 and 2024, the Company paid $3,200 (2024 - $3,459) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. The Company made the necessary $20,000 anniversary payment on August 6, 2025.

During the three and nine months ended September 30, 2025 and 2024, the Company paid $4,000 (2024 - $4,307) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, the Company spent $1,676 and $9,757, respectively, in exploration expenses associated with the Agai-Pah Property. The Company did not incur any expenses associated with the Agai-Pah Property during the comparative three and nine months ended September 30, 2024.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. The Company made the necessary $20,000 anniversary payment on August 6, 2025.

During the three and nine months ended September 30, 2025 and 2024, the Company paid $3,200 (2024 - $3,475) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, the Company incurred $nil and $2,294, respectively, in exploration expenses associated with the Belshazzar Property (2024 - $500 were incurred during the three and nine months ended September 30, 2024).

Swales Property

On December 27, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of 40 unpatented lode mining claims totaling 800 acres located in Nevada (the “Swales Property”).

The term of the Swales Property Agreement commenced on December 27, 2021, and was to continue for ten years, subject to the Company’s right to extend the Swales Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Swales Property.

Full consideration of the Swales Property Agreement consisted of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Swales Property Agreement on December 27, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remained in effect. The Company had the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company was required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price could have been paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, would not be applied or credited against the Swales Purchase Price.

At December 31, 2024, the Company accrued the third $20,000 anniversary payment, which was paid on February 27, 2025.

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company did not incur any expenses associated with the Swales Property. During the three and nine months ended September 30, 2024, the Company paid $8,547 in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Olinghouse Project.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Palmetto Project.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Lapon Canyon Project.

Pikes Peak Project

On June 12, 2024, the Company acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from WRR, who owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend, for a one-time cash payment of $150,000.

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Pikes Peak Project.

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

During the three and nine months ended September 30, 2025, the Company incurred $770,730 and $1,134,995, respectively, in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 incurred during the first quarter ended March 31, 2025, was associated with the note and interest receivable from Walker River. The Company did not incur any expenses associated with the Lapon Canyon Project during the comparative three and nine months ended September 30, 2024.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at September 30, 2025 and December 31, 2024, the Company’s equity investment consisted of 511,750 common shares of WRR.

At September 30, 2025 and December 31, 2024, the fair value of the equity investment was $90,065 and $60,462, respectively, based on the trading price of WRR Shares at September 30, 2025 and December 31, 2024. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three and nine months ended September 30, 2025, the revaluation of the equity investment in WRR resulted in a $26,298 and $29,603 gain, respectively, on the change in fair value of the equity investment (September 30, 2024 - $1,042 and $19,716 gain, respectively).

The Company did not sell any WRR Shares during the three and nine months ended September 30, 2025 and 2024.

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

On October 3, 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), which provides that the Company may sell to the Investor up to $25,000,000 of the Company’s common stock for the duration of the Purchase Agreement. Additionally, the Company and the Investor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to Investor under the Purchase Agreement. The Company filed a preliminary registration statement on Form S-1 on October 25, 2024, which was made effective by the SEC on November 8, 2024. The Company incurred $34,000 in costs associated with this offering.

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

During the nine months ended September 30, 2025, the Company issued a total of 180,000 shares under the Purchase Agreement at an average cost of $1.60 per share for total proceeds of $288,149. The Company recognized $5,122 as share issuance costs associated with this issuance.

Warrants

The changes in the number of warrants outstanding for the nine months ended September 30, 2025, and for the year ended December 31, 2024, are as follows:

	Nine months ended September 30, 2025		Year ended December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	11,894,537	$1.20	12,349,912	$1.20
Warrants exercised	-	n/a	(455,375)	$1.20
Warrants expired	(5,200,660)	$1.20	-	n/a
Warrants outstanding, ending	6,693,877	$1.20	11,894,537	$1.20

Details of warrants outstanding as at September 30, 2025, are as follows:

Number of warrants exercisable		Expiry date	Exercise price
4,646,267	(1)	October 18, 2025	$1.20
1,922,616	(1)	November 3, 2025	$1.20
55,373	(2)	September 23, 2028	$1.20
69,621	(2)	November 3, 2028	$1.20
6,693,877			$1.20

(1)	These warrants expired unexercised subsequent to September 30, 2025.

(2)	Agent warrants

At September 30, 2025, the weighted remaining average life of the warrants was 0.12 years.

Share-based compensation

During the three and nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Directors, CEO and President	$548,057	$248,468	$548,057	$740,002
Officer – VP of Operations	-	175,000	116,667	525,000
Consultants	116,667	116,667	350,001	350,001
Investor awareness and marketing	-	-	-	100,275
	$664,724	$540,135	$1,014,725	$1,715,278

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vested ratably over a two-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As of September 30, 2025, the Company had distributed all the shares under the VP Agreement, and no future compensation will be recognized for this award.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest ratably over three years, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at September 30, 2025, the Company had distributed a total of 1,722,223 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $194,444 will be recognized over the next five months.

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

On September 10, 2025, the Company granted stock options to certain directors and an officer under the Plan. The options entitle the holders to purchase up to 1,800,000 common shares of the Company at an exercise price of $0.83 per share. 50% of the options vested immediately on the date of grant, and 50% vest one year thereafter, provided the grantees continue to provide service to the Company. The options expire on September 10, 2028. None of the 900,000 vested options were exercised nor forfeited during the three and nine months ended September 30, 2025.

The fair value of the stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of three years, risk-free interest rate of 3.47%, expected dividend yield - $Nil, and expected share price volatility of 138%. The total grant-date fair value of the options amounted to $1,039,173, which will be recognized as stock-based compensation expense over the vesting period. For the nine months ended September 30, 2025, the Company recognized $548,057 in stock-based compensation expense relating to these options, included in director and officer compensation on the Condensed Consolidated Statements of Operations.

Unrecognized compensation cost related to non-vested stock options as of September 30, 2025, was approximately $491,116, and is expected to be recognized over the remaining weighted-average vesting period of 11 months. The intrinsic value of total outstanding and total vested shares is $Nil at September 30, 2025.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid advertising and investor relations services(1)	$741	$150,367
Prepaid stock issuance costs and other fees	174,710	158,876
Prepaid insurance costs	17,628	-
Prepaid consulting fees	2,625	2,725
Interest accrued on note receivable	-	789
Total	$195,704	$312,757

(1)	On February 21, 2025, the Company entered into a marketing consulting services agreement for investor relations, consulting and advisory services. The agreement was for an initial term of six months, subject to extension by mutual agreement. In consideration for the services, the Company agreed to pay a cash fee of $300,000. Following the initial term, the Company had an option to continue with an active monthly budget or switch to a monthly maintenance budget of $50,000 for reduced services. As of September 30, 2025, the agreement had ended, and the Company expensed the entire $300,000 as part of its investor awareness and marketing costs.

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

As at September 30, 2025, the Company had recognized $2,046 in interest income under the promissory note (2024 - $Nil).

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2025 and 2024. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2024.

Recent Corporate Developments

On January 28, 2025, we completed the initial Phase I exploration programs on two accelerator properties, the Agai-Pah Property and the Swales Property. Phase I of the Agai-Pah exploration program consisted of reconnaissance prospecting, geological mapping, surface sampling of old workings, mine dumps and the mapping relocation of historical workings on the property. The Phase I program was designed to expand and provide confirmation of a historical geological mapping and sampling program on the Property. The additional information on the Phase I exploration program is provided in the Mineral Properties and Royalty Interests section of this Form 10-Q.

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

On the closing of the Earn-in Agreement, the $200,000 principal we advanced under a promissory note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period. As of September 30, 2025, we incurred a total of $1,134,995 in qualifying exploration expenditures on the Lapon Canyon Project.

On February 21, 2025, we entered into a marketing consulting services agreement (the “Agreement”) with Spark Newswire Inc. (“Spark”). Pursuant to the Agreement, Spark agreed to provide certain investor relations, consulting and advisory services, which included social media brand awareness and digital advertising campaigns, content and communication strategy, and technical market analysis services. Spark’s engagement was for an initial term of six months beginning in March 2025, subject to extension by mutual agreement. In consideration for the services, we paid $300,000. We chose not to renew the Agreement with Spark.

On June 9, 2025, we entered into a Property Asset Purchase Agreement with Metals One Nevada Inc., a wholly owned subsidiary of Metals One Plc. (“Metals One”) to sell our right to Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. We recognized a gain on the sale of mineral interest of $20,000 for the nine months ended September 30, 2025.

On October 9, 2025, Ryan McMillan, the Company’s Vice President, submitted his resignation from his role as an officer of the Company. Mr. McMillan did not inform us of any disagreements with management regarding the Company’s operations, policies, or practices.

Results of Operations

Three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2025	2024	periods	2025	2024	periods
Operating expenses
Investor awareness and marketing	$104,775	$304,958	$(200,183)	$646,901	$1,082,600	$(435,699)
Consulting fees	139,042	146,667	(7,625)	397,375	395,313	2,062
Director and officer compensation	548,057	423,468	124,589	664,724	1,265,002	(600,278)
Exploration expense	785,406	22,288	763,118	1,160,046	22,288	1,137,758
Gain on sale of mineral property interest	-	-	-	(20,000)	-	20,000
General and administrative	26,077	7,783	18,294	64,139	46,062	18,077
Professional fees	19,008	13,895	5,113	52,970	41,610	11,360
Transfer agent and filing fees	10,247	3,636	6,611	44,357	18,910	25,447
	1,632,612	922,695	709,917	3,010,512	2,871,785	138,727
Other income (expense)
Fair value gain on equity investments	26,298	1,042	25,256	29,603	19,716	9,887
Foreign exchange gain (loss)	(5)	3	(8)	(503)	(4)	(499)
Interest income	59,591	92,735	(33,144)	187,297	318,384	(131,087)
Total other income	85,884	93,780	(7,896)	216,397	338,096	(121,699)
Net loss	$1,546,728	$828,915	$717,813	$2,794,115	$2,533,689	$260,426

Revenues

We had no revenues for the three and nine months ended September 30, 2025 and 2024. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended September 30, 2025, our operating expenses increased by $709,917 or 77%, to $1,632,612 as compared to $922,695 for the three months ended September 30, 2024. Our largest expense item was associated with exploration expenses, which totaled $785,406, an increase of $763,118 as compared to $22,288 we incurred during the comparative period; of this amount $770,730 was incurred under the Earn-in Agreement with Walker River. Our second largest expense was associated with director and officer compensation of $548,057, representing an increase of $124,589 from $423,468 we incurred during the three months ended September 30, 2024. The director and officer compensation was associated with the options to acquire up to 1,800,000 common shares at $0.83 expiring on September 10, 2028, which were granted to our new directors and the president in the 2025 period under our Stock Option Plan. During the comparative period ended September 30, 2024, the director and officer compensation was associated with the vesting of shares that we issued to our three directors on December 30, 2021, and with shares we granted to our VP of Operations on February 24, 2023.

In addition to the above expenses, we incurred $139,042 in consulting fees, which decreased by $7,625, as compared to $146,667 we incurred during the three months ended September 30, 2024, and $104,775 we incurred in investor awareness and marketing expenses, which during the three months ended September 30, 2025, decreased by $200,183, from $304,958 we incurred during the three months ended September 30, 2024.

Our general and administrative expenses increased by $18,294 to $26,077, transfer agent and filing fees increased by $6,611 to $10,247, and professional fees increased by $5,113 to $19,008 for the three months ended September 30, 2025.

On a year-to-date basis, our operating expenses increased by $138,727 or 5%, to $3,010,512 as compared to $2,871,785 for the nine months ended September 30, 2024. Our largest expense item was associated with exploration expenses, which totaled $1,160,046, which included $1,134,995 we incurred under the Earn-in Agreement with Walker River, of which $202,835 represented the note and interest receivable from Walker River that was converted to exploration expense. Our second-largest expense was associated with director and officer compensation of $664,724 which represented a decrease of $600,278 from the $1,265,002 we incurred during the nine months ended September 30, 2024. The director and officer compensation was associated with $548,057, associated with options to acquire up to 1,800,000 common shares at $0.83 expiring on September 10, 2028, which we granted to our new directors and the president during the 2025 period under our Stock Option Plan; and $116,667 recorded as the fair value of 166,667 shares we issued to our VP of Operations in 2023. During the comparative period ended September 30, 2024, the director and officer compensation was associated with the vesting of shares that we issued to our three directors on December 30, 2021, and with shares we granted to our VP of Operations on February 24, 2023.

During the same period, we incurred $646,901 in investor awareness and marketing expenses, which during the nine months ended September 30, 2025, decreased by $435,699, from $1,082,600 we incurred during the nine months ended September 30, 2024. Our consulting fees increased by $2,062 to $397,375 as compared to $395,313 we incurred during the nine months ended September 30, 2024. Transfer agent and filing fees increased by $25,447, reaching $44,357 for the nine months ended September 30, 2025. Professional fees rose by $11,360 to $52,970, and general and administrative expenses also increased by $18,077 to $64,139 for the same period.

Our operating expenses for the nine months ended September 30, 2025, included a $20,000 gain on the sale of our Swales Property in exchange for a 2% NSR and a cash payment of $100,000. We did not have similar transactions during the comparative period ended September 30, 2024.

Other Income (Expense)

During the three months ended September 30, 2025, we recognized a $26,298 gain on fair value of investments in equity securities (September 30, 2024 – $1,042), which was mainly caused by the increase of market price of WRR Shares from CAD$0.17 per share at June 30, 2025, to CAD$0.245 per share at September 30, 2025, and to a smaller extent due to fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $59,591 in interest income, which decreased in comparison to $92,735 we earned during the three months ended September 30, 2024, as a result of reduced cash balances we held in our bank accounts.

During the nine months ended September 30, 2025, we recognized a $29,603 gain on fair value of investments in equity securities (September 30, 2024 – $19,716), which was mainly caused by the increase of market price of WRR Shares from CAD$0.17 per share at December 31, 2025, to CAD$0.245 per share at September 30, 2025, and to a smaller extent due to fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $187,297 in interest income, which decreased in comparison to $318,384 we earned during the nine months ended September 30, 2024, as a result of reduced cash balances we held in our bank accounts. During the same period, we recognized a $503 loss due to fluctuations in foreign exchange rates (September 30, 2024 – $4).

Net Loss

During the three months ending September 30, 2025, we reported a net loss of $1,546,728, compared to a net loss of $828,915 during the same period in 2024. This increase was primarily due to higher exploration activities and greater compensation costs for directors and officers, along with lower interest income. These increases were partly offset by reductions in investor awareness and marketing expenses, consulting fees, and a higher gain on the fair value of equity investments.

During the nine months ended September 30, 2025, we recorded a net loss of $2,794,115, compared to a net loss of $2,533,689 for the nine months ended September 30, 2024. This increase was mainly due to higher exploration activities and lower interest income. These effects were partly offset by lower investor awareness and marketing expenses, reduced director and office compensation, and a rise in gains from the fair value of equity investments.

Liquidity and Capital Resources

	September 30, 2025	December 31, 2024

Current assets	$6,315,623	$7,548,918
Current liabilities	1,526,118	1,314,447
Working capital	$4,789,505	$6,234,471

As of September 30, 2025, we had a cash balance of $6,119,919 and working capital of $4,789,505 with cash flows used in operations totaling $1,244,391 for the nine months then ended. During the nine months ended September 30, 2025, our operations were funded with cash on hand. The cash that we had on hand at September 30, 2025, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, from exercise of warrants we issued as part of the Offering, and to a smaller extent, cash generated from sale of shares under the registration statement on Form S-1 (the “Registration Statement”).

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

Cash Flow

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities	$(1,244,391)	$(824,134)
Cash flows provided by (used in) investing activities	40,000	(2,035,000)
Cash flows provided by financing activities	288,149	514,176
Net decrease in cash during the period	$(916,242)	$(2,344,958)

Net cash used in operating activities

During the nine months ended September 30, 2025, net cash used in operating activities increased by $420,257 or 51%, to $1,244,391 for the nine months ended September 30, 2025, compared with $824,134 for the comparative period in 2024. During the nine months ended September 30, 2025, we used $1,626,158 to cover our cash operating costs, which were determined by reducing our net loss of $2,794,115 by non-cash items included in the net loss of $1,167,957. This use of cash was, in part, offset by a decrease in our prepaid expenses of $150,096, by a $226,671 increase in accounts payable and accrued liabilities, and a $5,000 increase in related party payables.

During the nine months ended September 30, 2024, we used $824,134 in operating activities. We used $838,127 to cover our cash operating costs, which were determined by reducing the net loss of $2,533,689 the Company incurred during the period, by non-cash items included in the net loss of $1,695,562; and $8,973 to decrease our accounts payable and accrued liabilities. These uses of cash were in part offset by a $22,966 decrease in prepaid expenses

Adjustments to reconcile net loss to net cash used in operating activities

During the nine months ended September 30, 2025, we recognized $29,603 gain on revaluation of fair value of our investment in WRR Shares and $20,000 gain on the sale of our interest in Swales Property. In addition, we recognized $116,667 on vesting of shares awarded to our VP of Operations, $350,001 on vesting of shares we awarded to our consultants, in accordance with the agreements we executed in February of 2023, and $548,057 associated with fair value of options we granted to our president and directors that vested during the period. An additional $202,835 were associated with conversion of the balance receivable under the note and interest receivable from WRR into eligible exploration expenditures under the Earn-in Agreement with WRR.

During the nine months ended September 30, 2024, we recognized $19,716 gain on revaluation of fair value of our investments in WRR Shares. In addition, we recognized $740,002 in director and CEO compensation associated with the shares we distributed to our directors and CEO on December 30, 2021, $525,000 and $350,001 we recorded on vesting of shares awarded to our VP of Operations and to our consultants, respectively, in accordance with the agreements we executed in February of 2023, and $100,275 we recorded on issuance of 35,000 shares to our consultant for investor awareness and marketing services.

Net cash used in (provided by) investing activities

During the nine months ended September 30, 2025, we spent $20,000 to make an option payment on our Swales Property, which was initially accrued at December 31, 2024, and $40,000 to make option payments on our Agai-Pah and Belshazzar Properties. This use of funds was offset by $100,000 we received on the sale of our interest in the Swales Property.

During the nine-month period ended September 30, 2024, we spent $20,000 to make an option payment on our Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, $150,000 to acquire NSR on Pikes Peak Project, $1,500,000 to exercise our option to acquire 1% production royalty on the Olinghouse Project. In addition, we paid $20,000 for our options on Agai-Pah Property and $20,000 for our option on Belshazzar Property.

Net cash provided by financing activities

During the nine months ended September 30, 2025, we issued 180,000 shares for total proceeds of $288,149 under the Registration Statement.

During the nine-month period ended September 30, 2024, we issued 408,125 shares for total proceeds of $489,750 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023. An additional $45,300 were received during the nine-month period ended September 30, 2024, for which the shares were issued subsequent to September 30, 2024. The Company paid $2,874 in share issuance costs associated with the exercise of these Warrants.

Going Concern

At September 30, 2025, we had a working capital surplus of $4,789,505 and cash on hand of $6,119,919, which is sufficient to support our current plan of operations, including exploration programs, for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $90,065.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations, including equity and/or debt financing. In October of 2024, we filed a registration statement on Form S-1 with the SEC, which was made effective November 8, 2024. Under the registration statement, we can sell up to an additional $25,000,000 shares of our common stock, of which we sold 180,000 shares during the nine months ended September 30, 2025.

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

Capital Expenditures

During the nine months ended September 30, 2025, we used $20,000 to make an option payment on our Swales Property, which was initially accrued at December 31, 2024, and an additional $40,000 to make option payments for our Agai-Pah and Belshazzar Properties.

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

During the quarter ended September 30, 2025, we continued our focus on the Lapon Canyon Project under the Exploration Stream Earn-in Agreement with Walker River Resources. The lesser focus was on an exploration program on our Agai-Pah Property. During the nine months ended September 30, 2025, we sold our interest in the Swales Property in exchange for a 2% NSR and a $100,000 cash payment. Remaining mineral property interests are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for Agai Pah Property and the Lapon Canyon Project.

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

During the three and nine months ended September 30, 2025, the Company incurred $770,730 and $1,134,995, respectively, in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 incurred during the first quarter ended March 31, 2025, was associated with the note and interest receivable from Walker River. The Company did not incur any expenses associated with the Lapon Canyon Project during the comparative three and nine months ended September 30, 2024. The Company did not have any plant nor equipment associated with the Lapon Canyon Exploration Stream Earn-in Project.

The Company provides updates on the progress of the exploration and drilling program carried out on the Lapon Canyon Project, by referring to news releases published by WRR. These updates can be found in Current Reports on Form 8-K in the Company’s filings with the SEC.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. The Company made the necessary $20,000 anniversary payment on August 6, 2025.

During the three and nine months ended September 30, 2025 and 2024, the Company paid $4,000 (2024 - $4,307) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, the Company spent $1,676 and $9,757, respectively, in exploration expenses associated with the Agai-Pah Property. The Company did not incur any expenses associated with the Agai-Pah Property during the comparative three and nine months ended September 30, 2024.

As of September 30, 2025, the total cost of the Agai-Pah Property was $100,000, with an additional $28,942 spent on the exploration program, which started in the fall of 2024. The Company had no plant or equipment associated with the Agai-Pah Property.

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

During the three and nine months ended September 30, 2025 and 2024, the Company paid $2,000, each, in minimum annual payments that are required under the Lazy Claims Agreement. During the three and nine months ended September 30, 2025, the Company paid $600 (2024 - $nil) and $600 (2024 - $nil), respectively, in exploration expenses.

As of September 30, 2025, the total cost of the Lazy Claims Property was $Nil, and it had no plant nor equipment associated with it.

Loman Property (Exploration Phase)

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

During the three and nine months ended September 30, 2025 and 2024, the Company paid $3,200 (2024 - $3,459) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

As of September 30, 2025, the total cost of the Loman Property was $10,395, and it had no plant nor equipment associated with it.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms The Company made the necessary $20,000 anniversary payment on August 6, 2025.

During the three and nine months ended September 30, 2025 and 2024, the Company incurred $3,200 (2024 - $3,475) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, the Company incurred $nil and $2,294, respectively, in exploration expenses associated with the Belshazzar Property (2024 - $500 were incurred in geological fees during the comparative three and nine months ended September 30,2024).

As of September 30, 2025, the total cost of the Belshazzar Property was $100,000, with an additional $6,214 spent in exploration expenses. The Company had no plant nor equipment associated with the Belshazzar Property.

Swales Property (Exploration Phase)

On December 27, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of 40 unpatented lode mining claims totaling 800 acres located in Nevada (the “Swales Property”).

The term of the Swales Property Agreement commenced on December 27, 2021, and was for ten years, subject to the Company’s right to extend the Swales Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Swales Property.

Full consideration of the Swales Property Agreement consisted of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Swales Property Agreement on December 27, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remained in effect. The Company had the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company was required to pay $750,000 (the “Swales Purchase Price”). The Swales Purchase Price could have been paid in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks. The annual payments paid by the Company to Mr. Parks, were not applied or credited against the Swales Purchase Price.

At December 31, 2024, the Company accrued the third $20,000 anniversary payment, which was paid on February 27, 2025.

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company did not incur any expenses associated with the Swales Property. During the three and nine months ended September 30, 2024, the Company paid $8,547 in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Olinghouse Project.

As of September 30, 2025, the total cost of the Olinghouse Royalty was $1,740,000. We had no plant nor equipment associated with Olinghouse Royalty.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Palmetto Project.

As of September 30, 2025, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Palmetto Project.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Lapon Canyon Project.

As of September 30, 2025, the total cost of the Lapon Canyon Royalty was $325,000. The Company did not have any plant nor equipment associated with the Lapon Canyon Royalty.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any expenses associated with the Pikes Peak Project.

As of September 30, 2025, the total cost of the Pikes Peak Royalty was $150,000. The Company did not have any plant nor equipment associated with the Pikes Peak Royalty.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities, which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of US GAAP. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the nine months ended September 30, 2025.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2025, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

November 13, 2025	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
and Chairman of the Board of Directors

November 13, 2025	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)
and Member of the Board of Directors

