Form 10-K
period 2025-12-31
Nevada Canyon Gold Corp.
filed 2026-03-31
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,118,461 based on average of closing bid and ask for Nevada Canyon Gold Corp. shares on June 30, 2025.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2026, was 28,482,216.

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

PART I

Item 1. Description of Business

Organization

Nevada Canyon Gold Corp. (the “Company”) was originally incorporated on February 27, 2014, in the state of Nevada as Tech Foundry Ventures. On July 8, 2016, the Company changed its name to Nevada Canyon Gold Corp., in order to reflect its current business and strategy.

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

Our principal business, executive, and registered statutory office is located at 5655 Riggins Court, Suite 15, Reno, NV 89502. Our telephone number is (888) 909-5548, fax is (888) 909-1033, and email contact is info@nevadacanyongold.com. Our website address is www.nevadacanyongold.com.

Business

Nevada Canyon has a three-fold business model: (1) Exploration project accelerator; (2) mineral royalty acquisitions; and (3) precious metals streaming.

● An exploration project accelerator means finding under-valued or distressed assets, providing initial investment capital for geological and exploration work, then selling the assets to other mining companies for premium returns without large capital expenditures. In this model, Nevada Canyon retains a royalty, recovers its costs, and avoids the high cost of putting mines into production. This can create short-term upside value in these assets at very low risk while retaining a long-term royalty at a very low-cost basis. Nevada Canyon’s geological team discovers, interprets, and builds the geological models, then increases the land package through additional land acquisitions. The mineral resources are increased and upgraded, followed by the sale to larger mining companies.

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

Subject to securing additional financing, Nevada Canyon has identified numerous gold and silver streaming opportunities and is not tied to the performance of any one producer. Most importantly, streaming companies are instant beneficiaries of rising physical metal prices. For example, the average cash cost per gold equivalent ounce (“GEO”) is $400 for Nevada, based on comparable operating streaming Companies. This offers investors cost predictability, direct leverage to increasing precious metals prices and a high-quality asset base within Nevada. This portion of our business model offers investors commodity price leverage and exploration upsides with a much lower risk profile than a traditional mining company.

Nevada Canyon management (“Management”) has vast contacts within the mining industry and extensive experience in mineral property acquisitions and divestitures with over 30 years’ experience operating in Nevada. This gives us the unique ability to assemble valuable land packages near producing mines, which can then be sold to the mine operators while retaining a life-of-mine royalty. Nevada Canyon can generate near-term revenue through mineral property sales and generate long-term revenue through life-of-mine royalties. This strategy allows for the bypass of the risk and expense of exploration programs and/or large production capital costs while keeping our overhead low.

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

As of the date of this Annual report on Form 10-K, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property in Nevada, and the Belshazzar Property in Idaho. We hold a 1% production royalty on the Olinghouse Project, a 2% net smelter returns royalty (“NSR”) on the Palmetto Project, a 2% NSR on the Lapon Canyon Project, a 1% NSR on 36 Sleeper claims, a 2% NSR on the Pikes Peak Project, and a 2% NSR on the Swales Property, all located in Nevada. Additionally, we are party to an agreement with Walker River Resources LLC under which we are earning a 50% interest in the Lapon Gold Project through a three-year, $5 million exploration spend agreement.

The Company is presently focused on the exploration of the Lapon Canyon Project under an exploration stream earn-in agreement with Walker River Resources, which is further described in the Mineral Property Interests; Lapon Canyon Exploration Stream Earn-in Project section of this Annual Report on Form 10-K. Remaining mineral property interests are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for Lapon Canyon Project.

The Company’s mineral property interests are shown in Figure 1 below:

Table 1 – the Company’s mineral property and royalty interests summary

Property	Type	Location	Size in acres	Book Value

Mineral Property Interests
Lazy Claims Property(1)	Exploration lease	Section 20, T.7N, R.32E MDM in Mineral County, Nevada	60	$-

Loman Property	100% owned	Sections 20-23 & 26-29 T.7N, R.32E MDM in Mineral County, Nevada	600	10,395

Agai-Pah Property	Exploration lease	Sections 2-3 & 10-11, T.10N, R.30E MDM in Mineral County, Nevada	400	100,000

Belshazzar Property	Exploration lease	Sections 17&18, T.7N, R.4E MDM in Boise, Idaho	200	100,000

Sub-total Mineral Property Interests			1,260	210,395

Royalty Interests
Palmetto Project	2% NSR royalty	Sections 7-9 & 17-21, T1S, R34E., MDM in Esmeralda County	2,217	350,000

Olinghouse Project	1% NSR royalty	Sections 2, 3, 9-11, 14-23 & 27-32 T.21N., R.22 & 23E., MDM, in Washoe County	6,000	1,740,000

Lapon Canyon (including Sleeper claims)	2% NSR royalty (1%NSR royalty)	Sections 20&21, T8N, R28E., MDM, in Mineral County, Nevada	1,920	325,000

Pikes Peak	2% NSR royalty	Sections 4, T8N, R28E., MDM, in Mineral County, Nevada	720	150,000

Swales Property	2% NSR royalty	Section 16, T.35N, R.53E., MDM in Elko County, Nevada.	2,780	-

Sub-total Royalty Interests			13,637	2,565,000

Total Size and Book Value of All Mineral Property and Royalty Interests			14,897	$2,775,395

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

As of December 31, 2025, the total cost of the Lazy Claims Property was $Nil, and had no plant or equipment associated with it.

Location and means of access

The Lazy Claims consist of three claims (60 acres) and are located within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada. The property is located in section 20, T.7N, R.32E MDM in Mineral County approximately 13 miles southeast of the town of Hawthorne, NV. The Lazy Claims Property has established infrastructure and year-round access via U.S. Highway 95. The Lazy Claims are located adjacent to the Company’s Loman Property and therefore are included as part of the Loman Property map included in Figure 2 below.

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

Lazy Man Mine

The main structure that the mine workings explore has an N35oW trend and dips about 60o to the southwest. The vein was discovered in 1933 by a local prospector. The mine is credited with historic production of about 1,200 ounces of gold from 2,800 feet (853 m) of underground workings. The three main shafts explore about 1,000 feet (304 m) of strike length on the vein, and the shafts extend to a maximum depth of 300 feet (91 m). The workings have been mapped and sampled in some detail by Congdon and Carey in 1974, and many multi-ounce gold values are noted in the remaining vein material. One 4.9 foot-long (1.5 m) sample from a crosscut on the 300 level contained 2.2 oz Au/ton (68.4g/t). The high-grade veins occur within a broader zone of intense quartz-sericite alteration, which has previously been mapped as rhyolite. Most of the mine dumps are composed of this “rhyolite”, and Congdon and Carey measured approximately 8,000 tons of this material containing from 0.09 to 0.21 oz Au/ton (3.07 to 7.1 g/t Au). Gold occurs in iron oxide-filled fractures along with druzy quartz veinlets, and there is occasionally visible gold. Detailed mapping around the old workings of the Lazy Man mine has delineated a zone of intense acid-leaching in intrusive porphyritic rocks and volcanic agglomerates primarily in the footwall of the vein. The rock now has a porous and vuggy appearance; this style of alteration is interpreted to be “Vuggy Silica” alteration that is typical of the upper levels of high-sulfidation ore deposits. Surrounding the vuggy silica zone is a zone of strong argillic alteration. Recent work has discovered previously unrecognized mineralized zones east of and parallel to the Lazy Man vein that contain silicified, brecciated outcrops assaying 2.26 g/t Au and 8,150 ppm As. These zones have been traced for over 1,200 feet (365 m) and are up to 60 feet (18 m) wide.

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

As of December 31, 2025, the total cost of the Loman Property was $10,395, and had no plant nor equipment associated with it.

Figure 2: The Loman Property, location

Location and means of access

The Loman Property is located in sections 20-23 & 26-29 T.7N, R.32E MDM, within Mineral County, approximately 13 miles southeast of the town of Hawthorne, NV, within the Walker Lane shear zone, a 60-mile-wide structural corridor extending in a southeast direction from Reno, Nevada, along U.S. Highway 95. The project has excellent year-round access and infrastructure within Mineral County, one of the most pro-mining counties and highest-grade gold districts of Nevada.

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

Exploration program

In 2020 we completed a portion of our Phase I program that consisted of reconnaissance prospecting, geological mapping, surface trenching, relocating historical workings and ground based geophysical surveying. Completion of the Phase I program will provide accurate modern data to assist in the planning of the Phase II drill program. Phase I was initially expected continue in the spring 2021, with Phase II to begin shortly after the compilation of the Phase I results. Due to the restrictions and subsequent lack of available contractor personnel associated with COVID-19 pandemic, Phase I was put on hold. The Company plans to resume exploration later in 2026 consisting of reconnaissance prospecting, geological mapping, and surface sampling.

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

The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at December 31, 2025, the Company had recorded $100,000 in acquisition costs associated with the Agai-Pah Property.

As of December 31, 2025, the total cost of the Agai-Pah Property was $100,000 and had no plant nor equipment associated with it.

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

Geology and Mineralization

The Agai-Pah Property is underlain by meta-volcanic rocks of the Permo-Triassic Excelsior Formation. The local stratigraphy consists of interbedded volcanics, conglomerate and occasional limestone lenses that have been altered through metamorphism to hornfelsic greenstones and localized calcsilicate and marble skarns. The area is cross cut by a large northwest to southeast structural trend, with the mineralization occurring along this trend and along skarn contacts.

Mineralization occurs as hydrothermal alteration and veining along structures and along contacts with carbonate rocks. Silver, lead, copper and gold mineralization are found within clay altered shears, quartz veins and hornfelsic scarns. In the west central portion of the Agai-Pah Property, a quartz vein is exposed within a small open pit which exhibits visible chlorargyrite (AgCl).

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

Exploration program

During the year ended December 31, 2024, the Company began Phase I of the Agai-Pah exploration program, which consisted of reconnaissance prospecting, geological mapping, and surface sampling on the property. This initial Phase I exploration program wrapped up in January of 2025 and provided modern data to assist in the planning of the Phase II exploration program, which commenced later in 2025. Additional reconnaissance prospecting and geological mapping was conducted both on the property and regionally in late 2025. The Phase I & II reconnaissance programs were designed to expand and provide confirmation of historical geological mapping and sampling programs on the Property.

Initial prospect sampling returned up to 1,829 g/t (58.8 oz/t) silver (Ag) from an exposed mineralized vein on a surface outcrop. Of the samples collected from surface outcrops that focused on mineralized shear zones and associated quartz veins, five samples returned significant results, which are detailed in the table below:

Sample Number	Material	Au g/t	Ag g/t	Cu g/t	Zn g/t	Pb g/t	Sb g/t
009282	Outcrop	0.026	0.7	63	30	290	9
009283	Outcrop	0.012	0.4	85	66	51	5
009284	Outcrop	0.004	5.1	55	223	186	197
009285	Outcrop	0.752	1132.0	2014	2390	11514	3441
009286	Outcrop	0.546	1829.0	2142	2965	9213	3472

During the year ended December 31, 2025, the Company paid $4,000 (2024 - $4,307) in annual mining claim fees. In addition, during the year ended December 31, 2025, the Company spent $9,757 in exploration expenses associated with the exploration program on Agai-Pah Property (2024 - $14,933).

Belshazzar Property (Exploration Phase)

On June 4, 2021, we entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C., (“Belshazzar”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO and chairman of the board of the Company.

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

The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production subject to certain terms. As at December 31, 2025, the Company had recorded $100,000 in acquisition costs associated with the Belshazzar Property.

As of December 31, 2025, the total cost of the Belshazzar Property was $100,000, and had no plant nor equipment associated with it.

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

In recent years, a “waste” rock dump located near the portal of the mine’s 401-foot level has, with the aid of modern metal detectors, produced hundreds of wire gold specimens, ranging from microscopic in size to over 20 troy ounces. Total recent gold specimen production to-date is unknown but is probably well in excess of 800 ounces of gold

Exploration program

The Company has completed planning for an initial Phase I exploration program later in 2026. Phase I of the exploration program on the Belshazzar Property will consist of reconnaissance prospecting, geological mapping, surface trenching, and relocating historical workings. Once completed, the Phase I program will provide accurate modern data to assist in the planning of the Phase II exploration program. Phase II will consist of a ground-based geophysical survey and final compilation of all the Phase I results.

During the year ended December 31, 2025, we paid $3,200 (2024 - $3,475) in annual mining claim fees. In addition, during the year ended December 31, 2025, we incurred $2,294, respectively, in exploration expenses associated with the Belshazzar Property (2024 - $500).

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

On June 9, 2025, we entered into a Property Asset Purchase Agreement to sell our right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 for the year ended December 31, 2025.

During the year ended December 31, 2024, we paid $8,547 in annual mining claim fees, which were recorded as part of the Company’s exploration expenses. We did not incur any additional exploration expenses associated with the Swales Property during the year ended December 31, 2025.

Figure 5: The Swales Property, location

Location and means of access

The Swales Property, as initially acquired by the Company, comprised 40 unpatented mining claims covering 800 acres. After the sale of the Property on June 9, 2025, the Swales Property was expanded by acquiring an additional 99 claims, increasing the total area to 2,780 acres. The Swales Property is located in section 16, T.35N, R.53E., MDM within the Carlin Trend, one of the richest mining districts in the world, and home to some of the largest gold mines in the US. The property is approximately 13 miles northeast of Nevada Gold Mine’s Gold Quarry Mine and 16 miles east southeast of Nevada Gold Mine’s Goldstrike Mine, all of which are located along the gold rich Carlin Trend. The Swales Property has excellent year-round access and infrastructure within Elko County, one of the most pro-mining counties in the pro-mining states and one of the highest-grade gold districts of Nevada.

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

Exploration program

The Company planned to begin the Phase I exploration program in 2025. However, it abandoned its exploration plans as a result of the sale of the Swales Property in June of 2025.

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

On August 14, 2024, we made the final $1,500,000 option payment, based on the amended Olinghouse Agreement, on the transfer of the Royalty Deed in our name. Following the transfer of the 1% production royalty interest, we have no further obligations under the Olinghouse Agreement.

During the year ended December 31, 2025, we did not incur any expenses associated with the Olinghouse Project.

As of December 31, 2025, the total cost of the Olinghouse Project was $1,740,000. We had no plant nor equipment associated with Olinghouse Project.

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

Exploration history

In the late 1990’s, the Olinghouse Project was operated by Alta Gold, which completed a feasibility study in 1997. The Olinghouse Project hosts a historic geologic resource (Alta Gold Feasibility Study 1997) based on over 600 drill holes collared at 100 ft. centers. Nevada Canyon considers this historical estimate to be reliable and relevant; however, a qualified person has not done sufficient work to classify the estimate as a current estimate of mineral resources, and therefore it is not treating this historic estimate as current compliant mineral resources. A large portion of the Olinghouse Property remains relatively unexplored. The historical mineralized resource is open at depth and along strike. The Olinghouse Project has excellent potential to increase the current gold resources in excess of 1M ounces.

During the years ended December 31, 2025 and 2024, the Company did not incur any expenses associated with the Olinghouse Project.

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

As of December 31, 2025, the total cost of the Palmetto Project was $350,000. The Company did not have any plant nor equipment associated with Palmetto Project.

Figure 7: The Palmetto Project, location

Location and means of access

The Palmetto Project consists of 116 unpatented mining claims totaling 2,217 acres located in sections 7-9 & 17-21, T1S, R34E., MDM within Esmeralda County, Nevada, in the southern portion of the Walker Lane gold trend.

Exploration history

The Palmetto Project hosts a historic geologic resource completed by the Palmetto Project’s owner, Smooth Rock Ventures Corp (“Smooth Rock”). Smooth Rock engaged WSP Canada Inc. (“WSP”) to complete a resource estimation of the Palmetto Project (Palmetto Resource Estimation and Technical Report, McCracken, October 20, 2020) using drill data up to October 2017 and applying certain economic constraints. The current mineral resource statement was updated by WSP to reflect a change in gold pricing and an adjustment in the mining costs in the generation of the constraining pit shells.

Nevada Canyon considers this historical estimate to be reliable and relevant; however, it was not prepared in accordance with Item 1300 of Regulation S-K, and therefore, it is not treating this historic estimate as current compliant mineral resources.

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

During the year ended December 31, 2024, Smooth Rock undertook a follow-up in-depth review and compilation of all previous drill programs at the Palmetto Project with a view of designing a robust follow-up drill program with a suitable drilling contractor at the Palmetto Project.

Due to challenging market conditions, Smooth Rock decided to postpone the program to allow for improved overall market conditions, which will enable Smooth Rock to secure additional financing.

During the years ended December 31, 2025 and 2024, the Company did not incur any expenses associated with the Palmetto Project.

Swales Project (Exploration Phase)

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property.

Please refer to the Swales Project discussion included in the Mineral Property Interests section of this Annual Report on Form 10-K.

Lapon Canyon Project (Exploration Phase)

On May 24, 2024, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Walker River Resources, LLC (“Walker River”), a wholly owned subsidiary of Walker River Resources Corp., to acquire a 2% NSR on the Lapon Canyon Project, (the “Lapon Canyon Project”) for a one-time cash payment of $300,000.

Figure 8: The Lapon Canyon Project, location

The Lapon Canyon Project consists of 96 unpatented lode mining claims administered by the Bureau of Land Management, totaling 1,920 acres located in sections 20&21, T8N, R28E., MDM identified as the Sleeper and Lapon Rose claim groups situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. The Lapon Canyon Project is easily accessible by secondary state roads from the main highway and is located approximately 45 miles southeast of Yerington, Nevada.

In order to finalize the Royalty Purchase Agreement, we were required to acquire an additional 1% NSR from two individuals who held NSR on the 36 Sleeper claims that are included in the Lapon Canyon Project. We paid $25,000 for a 1% NSR on 36 Sleeper claims.

As of December 31, 2025, the total cost of the Lapon Canyon Project was $325,000.

Pikes Peak Project (Exploration Phase)

On June 12, 2024, we acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from Walker River, who owns a 100% undivided interest in the Pikes Peak Project, which was acquired by Walker River in 2019 through staking 36 claims in vicinity of its Lapon Canyon Project.

Figure 9: The Pikes Peak Project, location

The Pikes Peak Project consists of 36 unpatented lode mining claims administered by the Bureau of Land Management, totaling 720 acres located in section 4, T8N, R28E., MDM, situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. The Pikes Peak Project is easily accessible by secondary state roads from the main highway and is located approximately 40 miles southeast of Yerington, Nevada. To acquire the NSR on the Pikes Peak Project, we made a one-time cash payment of $150,000.

As of December 31, 2025, the total cost of the Pikes Peak Project was $150,000. The Company did not have any plant nor equipment associated with the Pikes Peak Project.

Due to the proximity of the Lapon Canyon and Pikes Peak Projects, Walker River considers them as one project and therefore exploration programs combine information on both these projects.

Exploration Program

2020-21 Exploration Program

In late 2020 Walker River completed a ten-hole reverse circulation (“RC”) drill program which was halted at the New Year’ break. During the first quarter of its 2021 fiscal year, Walker River resumed the drill program and announced drill results from the 2020/21 RC drill program in the second quarter of its 2021 fiscal year. Drill hole LC 21-65 returned 3.45 grams per tonne of gold (“Au”) over 30.5 metres from a depth of 33.5 metres. This was a significant hole as it was drilled approximately 150 metres from the nearest intercept. It also included a higher-grade intercept of 9.65 grams per tonne Au over 1.5 metres, which appears to be on strike with the high-grade corridor located approximately 500 metres to the west. Drill hole LC 21-61 returned 1.22 grams per tonne Au over 7.6 metres from surface. This hole was significant as it demonstrated mineralization in granite. Highlights from previous 2021 drill results from the Lapon Gold Project include Drill hole LC21-58 returned 9.45 g/t Au over 16.8 meters, at a depth of approximately 15 meters. LC21-57 returned 1.02 g/t Au over 24.4 meters, and 2.12 g/t Au over 9.2 meters, at depths starting at approximately 9 meters. LC20-53 returned 1.04 g/t Au over 59.5 meters, at a depth starting at 7.6 meters. LC20-50 returned 1.42 g/t Au over 13.7, at a depth of starting at 12 meters.

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

2024 RC Drill Program

During 2024, Walker River carried out an exploration- and definition-focused Reverse Circulation (“RC”) drill program. Drill holes were planned with the intent to define the extent and geometry of the mineralized system and to test for new mineralized zones along strike and at depth. Drilling was carried out in different directions (azimuths) from the same drill pad, for systematic drilling on section, drill pads were placed at every 30 to 60 meters, with up to five holes per pad.

In September of 2024, Walker River announced the results of the RC drill program, which included the following key highlights:

●	Drill hole LC-24-100 returned 4.5 g/t Au over 56.5 meters at a depth of 65.5 meters, including an intercept of 20.3 g/t Au over 4.8 metres. The hole was terminated in gold mineralization returning 4.42 g/t Au over 7.7 meters from 114.3 to the end of the hole at 122 meters
●	Drill hole LC-24-99 returned 1.17 g/t Au over 73.1 metres starting at a depth of 6.1 metres. This interval included an intercept of 6.9 g/t Au over 6.0 metres
●	The assay results demonstrate the robust nature and continuity of the gold mineralized alteration zone at Hotspot, extending the zone from its initial discovery approximately 125 metres laterally east from the and to a depth of 100 m
●	Previous and current drilling results continue to define a sub to horizontal geometry of the gold system. High-grade shoots may have developed within the broader mineralized domains.
●	Drilling at the Hotspot Zone is carried out in different directions (azimuths) from the same drill pad, with systematic drilling on section with pads placed at every 30 to 60 meters or so, with up to five holes per pad.
●	Drilling at Lapon Canyon is on-going, with additional results expected from the Central and Hotspot Zones

In March of 2025, Walker River announced additional drill results from the RC drill program highlighting the following:

Drill Hole	From (m)	To (m)	Width* (m)	Gold (g/t)
LC-24-120	64.0	74.7	10.7	1.11
incl	71.6	73.2	1.5	5.47
	128.0	152.4	24.4	0.53
LC-24-121	150.9	152.4	1.5	0.62
	51.8	54.9	3.1	0.58
LC-24-122	21.3	24.4	3.1	1.16
	51.8	93.0	41.1	2.62
incl	56.4	64.0	7.6	6.81
and	86.9	88.4	1.5	9.33
LC-24-124	0.0	7.6	7.6	0.37
	117.4	123.4	6.1	1.91
LC-24-125	0.0	7.6	7.6	0.41
	94.5	99.1	4.6	0.56

Lapon Canyon Exploration Stream Earn-in Project

On January 31, 2025, our subsidiary, Nevada Canyon, LLC, entered into an Exploration Stream Earn-in Agreement (the “Earn-in Agreement”) with WRR to explore and develop the Lapon Canyon Project. The Earn-in Agreement grants us the exclusive right to earn and purchase up to a 50% interest in the Lapon Canyon Project by funding cumulative exploration expenses of $5,000,000 over a three-year period.

The Earn-in Agreement provides that, subject to certain conditions, Walker River will grant us an exclusive right to earn and purchase either (i) an undivided 50% interest (the “Earned Interest”) in the Lapon Canyon Project, or (ii) alternatively, a production royalty in the Lapon Canyon Project. We have the right to accelerate the completion of the Minimum Work Requirements and exercise our Earn-In Right at our discretion.

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

On the closing of the Earn-in Agreement, the $200,000 principal we advanced under the Promissory Note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward the deferred exploration expenses obligation for the first annual period.

During the year ended December 31, 2025, we incurred $1,596,258 in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 incurred during the first quarter ended March 31, 2025, was associated with the note and interest receivable from Walker River. The Company did not incur any expenses associated with the Lapon Canyon Project during the year ended December 31, 2024.

Exploration Program under Earn-in Agreement

In May 2025, Walker River and the Company began the 2025 RC drill program, which was planned to extend known gold-bearing mineralized zones in the Central and Hotspot Zones, as well as to target new areas of mineralization previously untested.

Highlights of 2025 RC Drilling Program

●	Drill hole LC-25-150 returned 3.35 g/t Au over 64.0 meters starting at 149.4 meters, including 8.01 g/t Au over 19.9 m demonstrating the robust nature and continuity of the gold mineralization at Lapon Canyon.
●	Drill hole LC-24-156 returned 2.17 g/t Au over 86.9 meters starting at 126.5 meters including 3.92 g/t Au over 45.7 metres and 21.8 g/t Au over 4.6 meters
●	Drill hole LC-25-154 returned 1.38 g/t Au over 68.6 meters starting at 97.5 meters, including 2.29 g/t Au over 15.2 meters.
●	Drill hole LC-25-146 returned 2.02 g/t Au over 57.9 meters starting at 132.6 meters
●	Drill hole LC-25-152 returned 1.05 g/t Au over 45.7 metres starting at 125.0 metres.
●	Notably in LC-25-150, gold mineralization continues at the bottom of the hole, with the final 4.6 meters averaging 3.65 g/t Au.

Previous and current drilling continues to define a sub-to-horizontal geometry of the gold system. High-grade shoots may have developed within the broader mineralized domains. The assay results demonstrate the robust nature and continuity of the gold mineralized alteration zone at Hotspot, extending the zone from its initial discovery approximately 125 metres laterally east from the area to a depth of 100 metres.

Both past and current drilling indicate that the gold system is largely sub-horizontal to moderately south-dipping in geometry, with evidence suggesting the presence of more steeply dipping, high-grade shoots developed within the broader mineralized zones.

Drilling continues to confirm gold mineralization extends to the south and east of the Hotspot and is hosted in multiple bedrock units beyond the originally interpreted iron-oxide-sericite altered granite. Historically, gold mineralization at Lapon was almost exclusively confined to the altered granite, as demonstrated by both past mining and earlier drilling. The recent 2025 drill results now indicate significant gold mineralization within diorite, monzonite, and granite. In addition, notable chalcopyrite (copper sulphide) has been observed. These findings suggest the potential discovery of a new mineralized zone south and east of the Hotspot, substantially expanding the growth potential of the Lapon Canyon Project. Multi-element geochemistry will be utilized to test the copper potential of Lapon’s already robust gold system.

In addition, 2025 drill programs have resulted in the discovery of intrusive-related gold mineralization at Lapon Canyon, significantly increasing the size potential of the Project with much wider gold intercepts. Prior drill programs had returned higher-grade, narrower intercepts. This discovery indicates a high potential for significant gold emplacement within new, deeper-seated rock units. To advance the understanding of these zones, geophysical surveys are being planned to help identify future drill targets in the deeper-seated intrusive bodies.

Results from drilling on the new upper drill roads continue to confirm and extend gold mineralization to the south and the east of the Hotspot zone, these results include:

●	3.05 g/t Au over 53.3 m starting at 117.4 m, including 6.67 g/t Au over 18.3 m in hole LC-25-163
●	1.49 g/t Au over 47.2 m starting at 86.9 m, including 13.8 g/t Au over 1.5 m in hole LC-25-162
●	1.14 g/t Au over 45.7 m starting at 88.4 m in hole LC-25-159
●	1.05 g/t Au over 29.0 m starting at 111.3 m in hole LC-25-161
●	1.01 g/t Au over 54.8 m starting at 105.2 m in hole LC-25-164
●	1.03 g/t Au over 45.7 m starting at 79.3 m in hole LC-25-165
●	0.98 g/t Au over 19.8 m starting at 94.5 m in hole LC-25-157 where the gold mineralization is within granite, which is notable.

Walker River also reported it was notable that the gold encountered in drillholes LC-25-158 to 165 is contained within monzonitic units. The presence of monzonite as the host rock suggests the potential for a monzonite porphyry system deposit types that are associated with very large gold and copper-bearing systems in Nevada. The increased copper content from the multi-element Geochem sampling program also supports this interpretation.

The 2025 drill program at Lapon Canyon focused on exploration and resource definition at the existing Hotspot deposit and the extensions of the deposit along strike and down dip. This drilling at Hotspot has significantly expanded the footprint of gold mineralization to the south and the east. Both historical and current drill results continue to indicate that the gold system is predominantly sub-horizontal to moderately south-dipping in geometry, with evidence suggesting the presence of more steeply dipping, high-grade shoots developed within the broader mineralized zones.

Other significant results are shown in the table below:

	From	To	Width*	Gold
Drill Hole	(m)	(m)	(m)	(g/t)	Notes:
LC-25-157	94.5	114.3	19.8	0.98	granite
LC-25-158	202.7	216.4	13.7	1.74
Incl	208.8	210.3	1.5	12.10
LC-25-159	88.4	134.1	45.7	1.14
LC-25-160	160.0	176.8	16.8	0.55
LC-25-161	111.3	140.2	29.0	1.05
LC-25-162	86.9	134.1	47.2	1.49
incl	102.1	103.6	1.5	13.8
LC-25-163	117.4	170.7	53.3	3.05
incl	135.6	153.9	18.3	6.67
LC-25-164	105.2	160.0	54.8	1.01
LC-25-165	79.3	124.9	45.7	1.03
LC-25-166	158.50	166.12	7.62	1.11
LC-25-168	124.97	182.88	57.91	1.33
incl	143.26	172.21	28.95	2.06
LC-25-169	129.54	173.74	44.20	1.64
LC-25-170	88.39	89.92	1.53	7.96
	143.26	228.60	85.34	3.79
incl	161.54	167.64	6.10	16.49
and	196.60	202.69	6.09	10.24
LC-25-171	74.68	79.25	4.57	1.92
and	175.26	211.84	36.58	1.05

*Sampled width is presented. True width is estimated to be between 60 and 90 percent of sampled lengths

Results from previous and current (2025) drill programs, including the subsequent data compilation, will enable the completion of an initial NI 43-101 compliant mineral resource on the Lapon Canyon Project.

Quality Assurance (QA/QC)

All sampling was conducted under the supervision of the Company’s project geologists and the chain of custody from the drill to the sample preparation facility was continuously monitored. A blank or certified reference material was inserted approximately every tenth sample. The Lapon Canyon samples were delivered to American Assays Laboratories’ certified laboratory facilities in Sparks, NV. The samples were crushed, pulverized and the sample pulps digested and analyzed for gold using fire assay fusion and a 50 g gravimetric finish. Certain intensely altered samples used a 1 kg pulp screened to 100 microns. Duplicate assay on screen undersize. Assay of entire oversize fraction.

Samples are taken and bagged directly at the drill rig at every 1.5-meter interval, standard in the exploration industry. A small sample is also taken at the drill rig and put into a chip tray for examination purposes and to determine those sample bags that should be sent to the lab for assay purposes. Often this work is carried out using a microscope for the examination of the rock chips. The full sample bag from the interval chosen for assay purposes is then sent directly from the drill site to the lab, located in Sparks, NV.

The scientific and technical information contained in this Annual Report on Form 10-K has been reviewed, verified and approved by Dave Nuttal P.Geo, President of Geo Exploration Ltd, who is an independent Qualified Person as defined under NI 43-101 Standards of Disclosure for Mineral Projects.

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

We believe that we are in substantial compliance with all material government controls on our mineral projects.

Research and Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our officers who devote their time as needed to our business and expect to continue devoting approximately 10 hours per week in 2026.

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

Volatility in gold prices is demonstrated by its annual high and low prices over the past decade as reported by the London Bullion Market Association:

	Gold
	($/ounce)
Calendar Year	High	Low
2016 - 2017	$1,366	$1,077
2018 - 2019	$1,355	$1,178
2019 - 2020	$1,536	$1,287
2020 - 2021	$2,067	$1,472
2021 - 2022	$2,039	$1,629
2022 - 2023	$2,078	$1,809
2023 - 2024	$2,786	$1,992
2024 - 2025	$4,482	$2,632

Declines in market prices could cause an operator to cease or slow down exploration and development activities, reduce, suspend, or terminate production from an operating project or construction work at a development project, which would negatively impact our ability to obtain revenues from our interests in the future. A price decline may result in a material and adverse effect on our business, results of operations and financial condition.

Our future growth is to a large extent dependent on our acquisition strategy and our ability to identify and negotiate the purchase of additional assets.

As part of our business strategy, we will seek to purchase or otherwise acquire gold and other precious metal royalties, streams or similar interests from third-party natural resource companies and others. In pursuit of such opportunities, we may fail to select appropriate acquisition targets or negotiate acceptable arrangements, including arrangements to finance acquisitions. There can be no assurance that we will be able to identify and complete any acquisition, transaction, or business arrangement that we pursue on favorable terms or at all, or that any acquisition, transaction or business arrangement completed will ultimately benefit us.

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

Royalty interests are generally subject to uncertainties and complexities arising from the application of contract and property laws in the jurisdictions where the mining projects are located. Operators and other parties to the agreements governing our existing or future royalty or other interests may interpret our interests in a manner adverse to us or otherwise may not abide by their contractual obligations, and we could be forced to take legal action to enforce our contractual rights. We may or may not be successful in enforcing our contractual rights, and our revenues relating to any challenged royalty interests may be delayed, curtailed or eliminated during the pendency of any such dispute or in the event our position is not upheld, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. Disputes could arise, challenging, among other things, methods for calculating the royalty interest, various rights of the operator or third parties in or to the royalty interest or the underlying property, the obligations of a current or former operator to make payments on royalty interests, and various defects or ambiguities in the agreement governing a royalty interest.

We depend on the services of our Chief Executive Officer, Chief Financial Officer, management, and other key employees; the loss of any key employee, coupled with an inability to replace the key employee, could harm our operating results.

We believe that our success depends on the continued service of our key executive management personnel. We are entirely dependent on the efforts of Alan Day, our CEO, and chairman of the board of directors, and Jeffrey Cocks, our CFO and director. The loss of services of key members of management or other key employees could disrupt the conduct of our business and jeopardize our ability to maintain our competitive position in the industry. From time to time, we may also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate our business. The number of persons skilled in the acquisition, exploration and development of royalty interests is limited and there is competition for such persons. Recruiting and retaining qualified executive management and other key employees is critical to our success and there can be no assurance of such success. If we are not successful in attracting and retaining qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

It is likely that the development and exploration of our assets will require substantial additional financing. Further exploration and development of our assets and/or other properties acquired by us may be dependent upon our ability to obtain acceptable financing through equity or debt, and there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be acceptable. Failure to obtain such additional financing could result in the delay or indefinite postponement of further exploration and development of our projects, and we may become unable to carry out our business objectives.

We currently rely on only a limited number of properties, and our inability to increase and diversify our assets could harm our operating results.

Our material property interests consist of the Loman Property and the Agai-Pah Property, which are located in Nevada and the Belshazzar Property, which is located in Idaho. As a result, unless we acquire additional property interests and diversify our asset base, any adverse developments affecting these properties would have a material adverse effect upon us and would materially and adversely affect the potential mineral resource production, profitability, financial performance and results of our operations. While we may seek to acquire additional mineral properties in accordance with our business objectives, there can be no assurance that we will be able to identify suitable additional mineral properties or, if we do identify suitable properties, that we will have sufficient financial resources to acquire such properties or that such properties will be available on terms acceptable to us or at all and that we will be able to successfully develop such properties and bring such properties into commercial production.

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

The exploration and development of mineral deposits involves a high degree of financial risk over a significant period of time. A few properties that are explored are ultimately developed into producing mines, and there is no assurance that any of our projects can be mined profitably. Substantial expenditures are required to establish mineral resources and reserves through drilling, to develop metallurgical processes to extract the metal from the ore and in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. It is impossible to ensure that our current exploration and development programs will result in profitable commercial mining operations. Our profitability will be, in part, directly related to the cost and success of its exploration and development programs, which may be affected by a number of factors. Substantial expenditures are required to establish mineral resources and reserves that are sufficient to support commercial mining operations and to construct, complete and install mining and processing facilities on those properties that are actually developed.

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

There are uncertainties as to title matters in the mining industry. Any defects in title could cause us to lose rights in our mineral properties and jeopardize our business operations. Our mineral property interests currently consist of unpatented mining claims located on lands administered by the United States Department of the Interior’s Bureau of Land Management (the “BLM”), Nevada State Office, to which we only have possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine the ownership of such claims conclusively. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, proper and timely payment of annual BLM claim maintenance fees, the existence and terms of royalties, and possible conflicts with other claims not determinable from descriptions of record.

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

Through no fault of our own, we could be involved in expensive and time-consuming litigation that could have a material adverse effect on our operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Given our stage of development, we face cybersecurity risks that are common to our industry, including but not limited to, phishing attacks, malware, unauthorized access to our systems, and data breaches. These risks could potentially compromise our sensitive data, intellectual property, and operational capabilities, impacting our business reputation and future prospects. To address these risks, we have implemented foundational cybersecurity measures tailored to our size and operational complexity. To address the basic security measures, we utilize essential cybersecurity tools such as firewalls, antivirus software, and secure communication platforms to protect against unauthorized access and cyber threats. To protect our data, we have implemented procedures for secure storage and handling of sensitive information and intellectual property.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol NGLD on the OTC Link alternative trading system on the OTC QX marketplace. Prior to January 26, 2015, our stock was quoted under the symbol TRYV.

Common Stock Currently Outstanding

As of March 31, 2026, we had 28,482,216 shares of our common stock outstanding.

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

Transfer Agent

Our independent stock transfer agent is Dynamic Stock Transfer Inc, with an address at 15233 Ventura Blvd #710

Sherman Oaks, CA 9103; their phone number is (213) 667-0197.

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

Results of Operation

	Years ended December 31,		Changes between
	2025	2024	the periods
Operating expenses
Consulting fees	$539,042	$521,980	$17,062
Director and officer compensation	795,688	1,688,471	(892,783)
Exploration expense	1,622,044	35,859	1,586,185
Gain on sale of mineral property interest	(20,000)	-	(20,000)
General and administrative	84,030	56,911	27,119
Investor awareness and marketing	656,283	1,537,375	(881,092)
Professional fees	261,962	88,831	173,131
Transfer agent and filing fees	54,963	29,958	25,005
Total operating expenses	3,994,012	3,959,385	34,627
Other income (expense)
Fair value gain on equity investments	29,149	4,357	24,792
Foreign exchange loss	(500)	(16)	(484)
Interest income	234,393	393,334	(158,941)
Total other income	263,042	397,675	(134,633)
Net loss	$3,730,970	$3,561,710	$169,260

Revenues

We had no revenues for the years ended December 31, 2025 and 2024. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating expenses

Our operating expenses increased by $34,627 or 1%, to $3,994,012 as compared to $3,959,385 for the year ended December 31, 2024. Our largest expense item was associated with exploration expenses, which totaled $1,622,044 and included $1,596,258 we incurred under the Earn-in Agreement with Walker River, of which $202,835 represented the note and interest receivable from Walker River that was converted to exploration expense. Our second-largest expense was associated with director and officer compensation of $795,688, which represented a decrease of $892,783 from the $1,688,471 we incurred during the year ended December 31, 2024. The director and officer compensation included $679,021, associated with vested portion of options to acquire up to 1,800,000 common shares at $0.83 expiring on September 10, 2028, which we granted to our new directors and the president during the year ended December 31, 2025, under our Stock Option Plan and $116,667 recorded as the fair value of 166,667 shares we issued to our VP of Operations in 2023. During the year ended December 31, 2024, the director and officer compensation was associated with the vesting of shares that we issued to our three directors on December 30, 2021, and with shares we granted to our VP of Operations on February 24, 2023.

During the same period, we incurred $656,283 in investor awareness and marketing expenses, which during the year ended December 31, 2025, decreased by $881,092, from $1,537,375 we incurred during the year ended December 31, 2024. Our professional fees increased by $173,131 to $261,962, these fees included $164,833 related to abandoned offering costs we paid when filing the registration statement on Form S-1 in October 2024, which we later decided not to maintain. Our consulting fees rose by $17,062 to $539,042 as compared to $521,980 we incurred during the year ended December 31, 2024. Transfer agent and filing fees increased by $25,005, reaching $54,963 for the year ended December 31, 2025. General and administrative expenses increased by $27,119 to $84,030 for the same period.

Our operating expenses for the year ended December 31, 2025, included a $20,000 gain on the sale of our Swales Property in exchange for a 2% NSR and a cash payment of $100,000. We did not have similar transactions during the comparative year ended December 31, 2024.

Other income (expense)

During the year ended December 31, 2025, we recognized a $29,149 gain on fair value of investments in equity securities (2024 – $4,357), which was mainly caused by the increase of market price of WRR Shares from CAD$0.17 per share at December 31, 2024, to CAD$0.24 per share at December 31, 2025, and to a smaller extent due to fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $234,393 in interest income, which decreased in comparison to $393,334 we earned during the year ended December 31, 2024, as a result of reduced cash balances we held in our bank accounts. During the same period, we recognized a $500 loss due to fluctuations in foreign exchange rates (2024 – $16).

Net loss

During the year ended December 31, 2025, we recorded a net loss of $3,730,970, compared to a net loss of $3,561,710 for the year ended December 31, 2024. This increase was mainly due to higher exploration activities and lower interest income. These effects were partly offset by lower investor awareness and marketing expenses, reduced director and officer compensation, and a rise in gains from the fair value of equity investments.

Liquidity and Capital Resources

Working capital	December 31, 2025	December 31, 2024
Current assets	$5,502,864	$7,548,918
Current liabilities	1,402,130	1,314,447
Working capital	$4,100,734	$6,234,471

As of December 31, 2025, we had a cash balance of $5,455,294. Our working capital was $4,100,734, and cash flows used in operations totaled $1,909,016 for the year ended December 31, 2025.

During the year ended December 31, 2025, our operations were funded with cash on hand. The cash that we had on hand at December 31, 2025, was generated from the issuance of 12,499,343 Units under the offering statement on Form 1-A (the “Offering”) for net cash proceeds of $9,598,012, which we closed during the year ended December 31, 2023, from exercise of warrants we issued as part of the Offering, and to a smaller extent, cash generated from sale of shares under the registration statement on Form S-1 (the “Registration Statement”).

Due to the exploration rather than the production nature of our business, our operating activities do not generate cash flows and cannot satisfy our cash requirements. However, we believe that the cash we were able to generate from the Offering will allow us to support our operations, including our planned exploration programs and the general day-to-day business activities for the next 12-month period. We will continue to look for opportunities to generate additional cash through future equity or debt financings.

Cash Flow

	Year Ended December 31,
	2025	2024
Cash flows used in operating activities	$(1,909,016)	$(954,282)
Cash flows provided by/(used in) investing activities	40,000	(2,235,000)
Cash flows provided by financing activities	288,149	481,051
Net decrease in cash during the year	$(1,580,867)	$(2,708,231)

Net cash used in operating activities

During the year ended December 31, 2025, net cash used in operating activities increased by $954,734 or 100%, to $1,909,016 for the year ended December 31, 2025, compared with $954,282 for the comparative period in 2024. During the year ended December 31, 2025, we used $2,150,096 to cover our cash operating costs, which were determined by reducing our net loss of $3,730,970 by non-cash items included in the net loss of $1,580,874. This use of cash was, in part, offset by a decrease in our prepaid expenses of $133,397, by a $102,683 increase in accounts payable and accrued liabilities, and a $5,000 increase in related party payables.

During the year ended December 31, 2024, we used $954,282 in our operating activities. Of this amount, we used $1,310,654 to cover our cash operating costs, which were determined by reducing the net loss of $3,561,710 the Company incurred during the year by non-cash items included in the net loss of $2,251,056. This use of cash was in part offset by a $348,232 decrease in prepaid expenses and $8,140 increase in accounts payable.

Adjustments to reconcile net loss to net cash used in operating activities

During the year ended December 31, 2025, we recognized a $29,149 gain on the revaluation of the fair value of our investment in WRR Shares and a $20,000 gain on the sale of our interest in Swales Property. Additionally, we recognized $116,667 on vesting of shares awarded to our VP of Operations, $466,667 on vesting of shares awarded to our consultants in accordance with the agreements executed in February 2023, and $679,021 related to the fair value of options granted to our president and directors that vested during the period. A further $202,835 was associated with converting the remaining receivable under the note and interest receivable from Walker River into eligible exploration expenditures under the Earn-in Agreement with Walker River, and $164,833 in professional fees, which were related to abandoned offering costs we paid when filing the registration statement on Form S-1 in October 2024, which we later decided not to maintain.

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

Net cash provided by/(used in) investing activities

During the year ended December 31, 2025, we spent $20,000 to make an option payment on the Swales Property, which was initially accrued at December 31, 2024, and $40,000 to make option payments on our Agai-Pah and Belshazzar Properties. This use of funds was offset by $100,000 we received on the sale of our interest in the Swales Property.

During the year ended December 31, 2024, we spent $20,000 to make an option payment on the Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, $150,000 to acquire NSR on Pikes Peak Project, $1,500,000 to exercise our option to acquire 1% production royalty on the Olinghouse Project. In addition, we paid $20,000 for our option on Agai-Pah Property and $20,000 for our option on Belshazzar Property. In addition, we advanced to Walker River Resources, LLC $200,000 in exchange for a promissory note for a maximum of $500,000. The principal amount advanced under the note payable accumulates interest at a rate of 12% per annum.

Net cash provided by financing activities

During the year ended December 31, 2025, we issued 180,000 shares for total proceeds of $288,149 under the Registration Statement.

During the year ended December 31, 2024, we issued 455,375 shares for total proceeds of $546,450 on exercise of the Warrants issued as part of the Offering, which the Company closed in its fiscal 2023 year. Of this amount, $18,000 was received during the year ended December 31, 2023. In addition, we recorded an additional $600 as obligation to issue shares on the exercise of the Warrants. We paid $2,999 in share issuance costs associated with exercise of these Warrants. We paid $45,000 in future share issuance costs associated with the registration statement on Form S-1 we filed with the SEC in October of 2024.

Going Concern

At December 31, 2025, we had a working capital surplus of $4,100,734 and cash on hand of $5,455,294, which is sufficient to support our current plan of operations, including exploration programs, for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $89,611.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations, including equity and/or debt financing. In October of 2024, we filed a registration statement on Form S-1 with the SEC, which was made effective November 8, 2024. Under the registration statement, we could sell up to an additional $25,000,000 shares of our common stock, of which we sold 180,000 shares during the year ended December 31, 2025. We decided not to maintain the registration statement.

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

Capital Expenditures

During the year ended December 31, 2025, we used $20,000 to make an option payment on the Swales Property, which was initially accrued at December 31, 2024, and an additional $40,000 to make option payments for our Agai-Pah and Belshazzar Properties.

During the year ended December 31, 2024, we used $20,000, to make an option payment on the Swales Property, which was initially accrued at December 31, 2023, $325,000 to acquire NSR on Lapon Canyon Project, $150,000 to acquire NSR on Pikes Peak Project, $1,500,000 to exercise our option to acquire 1% production royalty on the Olinghouse Project. In addition, we paid $20,000 for our option on Agai-Pah Property and $20,000 for our option on Belshazzar Property.

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

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Nevada Canyon Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Canyon Gold Corp. (“the Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations, of stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Assure CPA, LLC

We have served as the Company’s auditor since 2023.

Spokane, Washington

PCAOB ID: 444

March 31, 2026

Nevada Canyon Gold Corp.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$5,455,294	$7,036,161
Note receivable	-	200,000
Prepaid expenses and other current assets	47,570	312,757
	5,502,864	7,548,918

Investment in equity security	89,611	60,462
Mineral property and royalty interests	2,775,395	2,815,395
TOTAL ASSETS	$8,367,870	$10,424,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$937,130	$854,447
Related party payables	465,000	460,000
Total Liabilities	1,402,130	1,314,447

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of December 31, 2025 and 2024	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 28,482,216 and 27,424,450 issued and outstanding as of December 31, 2025 and 2024, respectively	2,848	2,742
Additional paid-in capital	19,418,023	17,831,147
Obligation to issue shares	-	600
Accumulated deficit	(12,455,131)	(8,724,161)
Total Stockholders’ Equity	6,965,740	9,110,328
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,367,870	$10,424,775

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Operations

	For the year ended December 31,
	2025	2024

Operating expenses
Consulting fees	$539,042	$521,980
Director and officer compensation	795,688	1,688,471
Exploration expenses	1,622,044	35,859
Gain on sale of mineral property interest	(20,000)	-
General and administrative	84,030	56,911
Investor awareness and marketing	656,283	1,537,375
Professional fees	261,962	88,831
Transfer agent and filing fees	54,963	29,958
Total operating expenses	3,994,012	3,959,385

Other income (expense)
Fair value gain on equity investments	29,149	4,357
Foreign exchange loss	(500)	(16)
Interest income	234,393	393,334
Total other income	263,042	397,675
Net loss	$3,730,970	$3,561,710

Net loss per common share - basic and diluted	$0.13	$0.14
Weighted average number of common shares outstanding:
Basic and diluted	28,006,972	26,149,738

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statement of Stockholders’ Equity

						Total
	Common Stock		Obligation	Additional	Accumulated	Stockholders’
	Shares	Amount	to Issue Shares	Paid-in Capital	Deficit	Equity

Balance, December 31, 2023	25,240,051	$2,523	$18,000	$14,957,547	$(5,162,451)	$9,815,619

Shares to be issued on exercise of warrants	-	-	600	-	-	600
Shares issued on exercise of warrants	455,375	46	(18,000)	546,404	-	528,450
Share issuance costs	-	-	-	(2,999)	-	(2,999)
Shares issued for services	35,000	3	-	100,272	-	100,275
Shares issued for future share issuance costs	27,356	3	-	74,952	-	74,955
Stock-based compensation - consultants	666,668	67	-	466,601	-	466,668
Stock-based compensation - VP of Operations	1,000,000	100	-	699,900	-	700,000
Stock-based compensation - officers and directors	-	-	-	988,470	-	988,470
Net loss for the year ended December 31, 2024	-	-	-	-	(3,561,710)	(3,561,710)
Balance, December 31, 2024	27,424,450	2,742	600	17,831,147	(8,724,161)	9,110,328

Shares issued for cash	180,000	18	-	288,131	-	288,149
Share issuance costs previously deferred	-	-	-	(39,122)	-	(39,122)
Adjustment to shares issued on exercise of warrants	-	-	(600)	600	-	-
Shares issued for future share issuance costs	44,431	4	-	74,996	-	75,000
Stock-based compensation - consultants	666,668	67	-	466,600	-	466,667
Stock-based compensation - VP of Operations	166,667	17	-	116,650	-	116,667
Stock-based compensation - officers and directors	-	-	-	679,021	-	679,021
Net loss for the year ended December 31, 2025	-	-	-	-	(3,730,970)	(3,730,970)
Balance, December 31, 2025	28,482,216	$2,848	$-	$19,418,023	$(12,455,131)	$6,965,740

The accompanying notes are an integral part of these consolidated financial statements

Nevada Canyon Gold Corp.

Consolidated Statements of Cash Flow

	For the year ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(3,730,970)	$(3,561,710)
Adjustment to reconcile net loss to net cash used in operating activities:
Exploration expenses associated with settlement of note and interest receivable	202,835	-
Fair value gain on equity investments	(29,149)	(4,357)
Gain on sale of mineral property interest	(20,000)	-
Professional fees associated with abandoned offering costs	164,833	-
Stock-based compensation - directors, CEO, and president	679,021	988,470
Stock-based compensation - consultants	466,667	466,668
Stock-based compensation - VP of Operations	116,667	700,000
Stock-based compensation - investor awareness and marketing	-	100,275
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	133,397	348,232
Accounts payable and accrued liabilities	102,683	8,140
Related party payables	5,000	-
Net cash used in operating activities	(1,909,016)	(954,282)

INVESTING ACTIVITIES:
Proceeds received from sale of mineral property interest	100,000	-
Cash advanced on note receivable	-	(200,000)
Acquisition of mineral property and royalty interests	(60,000)	(2,035,000)
Net cash provided by (used in) investing activities	40,000	(2,235,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	288,149	-
Proceeds from the exercise of warrants	-	529,050
Share issuance costs	-	(2,999)
Share issuance costs on shares to be issued	-	(45,000)
Net cash provided by financing activities	288,149	481,051

Net decrease in cash	(1,580,867)	(2,708,231)
Cash at beginning of period	7,036,161	9,744,392
Cash at end of period	$5,455,294	$7,036,161

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued for prepaid share issuance costs	$75,000	$74,955
Settlement of note and interest receivable via reduction in exploration expenditures commitment	$202,835	$-
Mineral interests acquired with related party payables, net	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these consolidated financial statements, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months from the date of filing these consolidated financial statements. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares under the offering statement on Form 1-A, a registration statement on Form S-1 (the “Offerings”), and expected future cash inflows from future financing the management is planning to undertake.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP and in United States dollars.

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

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share include any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At December 31, 2025 and 2024, all of the Company’s outstanding warrants, options, and restricted stock awards are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

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

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:	Observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets whose inputs are observable or whose significant value drivers are observable; and

Level 3:	Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

At the end of each reporting period, the Company’s investment in equity security is measured at fair value using Level 1 inputs. During the years ended December 31, 2025 and 2024, the Company has no assets or liabilities requiring measurement at fair value on a non-recurring basis.

Stock-Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or the issuance of common stock awards are accounted for based on the fair value of the equity interest issued. The fair value of shares of common stock is determined based upon the closing price per share of the Company’s common stock on the date of issuance and other applicable inputs. The Company recognizes stock-based compensation for common stock award grants evenly over the related vesting period. The Company recognizes forfeitures as they occur.

The fair value of stock options is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions, including the length of time employees will retain their vested stock options before exercising them, expected share price volatility, and interest rate. The risk-free interest rate is based on the U.S. Treasury Daily Yield Curve Rate with an equivalent term in effect as of the date of grant. The expected option lives and volatility assumptions are based on historical data of the Company’s closing day market price per share. Changes in the input assumptions can materially affect the fair value estimate and the Company’s net loss.

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

If a mineral interest is abandoned or sold, its capitalized costs are charged to operations.  Consideration received by the Company pursuant to joint ventures or purchase option agreements is applied against the carrying value of the related mineral interest.  When and if payments received exceed the carrying value, the excess amount is recognized as a gain in the consolidated statement of operations in the period the consideration is received.

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

Segments

Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the Chief Operating Decision Maker, who is our Chief Executive Officer, for the purpose of allocating an enterprise’s resources and assessing its operating performance. The Company has determined that it operates as a single reportable segment, focused on the exploration of its mineral interests in the states of Nevada and Idaho, United States. This determination is based on the financial information reviewed by the CODM, which is assessed at a consolidated level.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We retrospectively adopted the income tax disclosures required under amendments in the year ended December 31, 2025 financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Amounts due to a director and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a director and CFO (a)	360,000	360,000
Amounts due to a director and President (a)	5,000	-
Total related party payables	$465,000	$460,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the years ended December 31, 2025 and 2024, the Company had the following transactions with its related parties:

	Year ended December 31,
	2025	2024
Exploration expenses incurred to a company controlled by the Chairman of the Board and CEO of the Company	$17,293	$-
Consulting fees incurred to President and director	$40,000	$-

See Note 4 - Mineral Property Interests for further information on related party transactions and Note 6 - Stockholders’ Equity for further information regarding stock issued to related parties.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of December 31, 2025, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property, located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% production royalty on the Olinghouse Project, 2% net smelter returns royalty (“NSR”) on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, 2% NSR on the Pikes Peak Project, and a 2% NSR on the Swales Property, which are all located in Nevada.

	December 31, 2025	December 31, 2024
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	100,000	80,000
Belshazzar	100,000	80,000
Swales	-	80,000
Sub-total, Mineral Property Interests	210,395	250,395
Royalty Interests
Olinghouse	1,740,000	1,740,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	325,000
Pikes Peak	150,000	150,000
Swales	-	-
Sub-total, Royalty Interests	2,565,000	2,565,000
Total Mineral Property and Royalty Interests	$2,775,395	$2,815,395

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

During the years ended December 31, 2025 and 2024, the Company paid $2,000, each, in minimum annual payments that are required under the Lazy Claims Agreement. These fees were recorded as part of the Company’s exploration expenses. During the years ended December 31, 2025 and 2024, the Company paid $700 and $Nil, respectively, in annual mining claim fees.

Loman Property

The Loman Property consists of unpatented mining claims that the Company acquired from a third party in December 2019 for a total of $10,395.

During the year ended December 31, 2025, the Company paid $3,457 (2024 - $3,459) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

Agai-Pah Property

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of unpatented mining claims, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the managing member of MSM, is the CEO and chairman of the board of the Company.

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

During the years ended December 31, 2025 and 2024, the Company paid $20,000, each, in annual payments required under the Agai-Pah Property Agreement.

During the year ended December 31, 2025, the Company paid $4,305 (2024 - $4,307) in annual mining claim fees. In addition, during the year ended December 31, 2025, the Company spent $9,757 in exploration expenses associated with the Agai-Pah Property (2024 - $14,933).

Belshazzar Property

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of unpatented lode and placer mineral claims in Idaho (the “Belshazzar Property”). Alan Day, the managing member of Belshazzar, is the CEO and chairman of the board of the Company.

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

During the years ended December 31, 2025 and 2024, the Company paid $20,000, each, in annual payments required under the Belshazzar Property Agreement.

During the year ended December 31, 2025, the Company paid $3,272 (2024 - $3,475) in annual mining claim fees and spent an additional $2,294 (2024 - $500) for geological work done on the Belshazzar Property. These fees were recorded as part of the Company’s exploration expenses.

Swales Property

On December 27, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of unpatented lode mining claims located in Nevada (the “Swales Property”).

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

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial claims included in the Swales Property, and an additional unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company did not incur any expenses associated with the Swales Property. During the year ended December 31, 2024, the Company paid $8,547 in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

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

During the years ended December 31, 2025 and 2024, the Company did not incur any exploration costs associated with the Olinghouse Project.

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

During the years ended December 31, 2025 and 2024, the Company did not incur any additional expenses associated with the Palmetto Project.

Lapon Canyon Project

On May 24, 2024, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Walker River Resources, LLC (“Walker River”), a wholly owned subsidiary of Walker River Resources Corp. (“WRR”), to acquire a 2% NSR on the Lapon Canyon Project, (the “Lapon Canyon Project”) for a one-time cash payment of $300,000.

The Lapon Canyon Project consists of unpatented lode mining claims identified as the Sleeper and Lapon Rose claim groups situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend. In addition, the Company also acquired an additional 1% NSR from two individuals who held the NSR on the Sleeper claims that are included in the Lapon Canyon Project. The Company paid a total of $25,000 for a 1% NSR on 36 Sleeper claims.

During the years ended December 31, 2025 and 2024, the Company did not incur any expenses associated with the Lapon Canyon Project.

Pikes Peak Project

On June 12, 2024, the Company acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from Walker River, who owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend, for a one-time cash payment of $150,000.

During the years ended December 31, 2025 and 2024, the Company did not incur any expenses associated with the Pikes Peak Project.

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

During the year ended December 31, 2025, the Company incurred $1,596,258, in qualifying exploration expenditures on the Lapon Canyon Project, of which $202,835 incurred during the first quarter ended March 31, 2025, was associated with the note and interest receivable from Walker River. The Company did not incur any expenses associated with the Lapon Canyon Earn-in Agreement during the previous year ended December 31, 2024.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at December 31, 2025 and 2024, the Company’s equity investment consisted of 511,750 common shares of Walker River.

At December 31, 2025 and 2024, the fair value of the equity investment was $89,611 and $60,462, respectively, based on the trading price of WRR Shares at December 31, 2025 and 2024. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the year ended December 31, 2025, the revaluation of the equity investment in WRR resulted in a $29,149 gain on the change in fair value of the equity investment (2024 - $4,357).

The Company did not sell any WRR Shares during the years ended December 31, 2025 and 2024.

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

On October 3, 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with an institutional investor (“Investor”), which provided that the Company could sell to the Investor up to $25,000,000 of the Company’s common stock for the duration of the Purchase Agreement. Additionally, the Company and the Investor entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of shares of Common Stock that would be issued to the Investor under the Purchase Agreement. The Company filed a preliminary registration statement on Form S-1 on October 25, 2024. The Form S-1 was receipted and made effective by the SEC on November 8, 2024.

Under the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company had the right, but not the obligation, to sell to the Investor, and the Investor was obligated to purchase, up to $25,000,000 of Common Stock. Such sales of Common Stock by the Company, if any, was subject to certain limitations as set forth in the Purchase Agreement, and could have occurred from time to time, at the Company’s sole discretion, commencing on the date that all of the conditions to the Company’s right to commence such sales were satisfied. The investor had no right to require the Company to sell any Common Stock to the Investor, but the Investor was obligated to make purchases as the Company directed, subject to the satisfaction of the conditions set forth in the Purchase Agreement.

Upon entering into the Purchase Agreement, the Company agreed to issue $250,000 worth of Common Stock (the “Commitment Shares”) to the Investor as consideration for the Investor’s commitment to purchase shares of Common Stock when directed by the Company under the Purchase Agreement. The Company issued 30% of the Commitment Shares (27,356 shares) on October 4, 2024, and an additional 30% (44,431 shares) on February 6, 2025. The remaining 40% of the Commitment Shares were to be issued to the Investor 180 days after the Commencement Date. The Company also agreed to reimburse the Investor up to $20,000 for reasonable expenses incurred under the Purchase Agreement. As of December 31, 2025, the Registration Statement on Form S-1 became stale-dated, and the Company chose not to maintain it. The Company recognized $34,000 as share issuance costs associated with the filing of the Registration Statement, which were deferred as at December 31, 2024.

During the year ended December 31, 2025, the Company issued a total of 180,000 shares under the Purchase Agreement at an average cost of $1.60 per share for total proceeds of $288,149. The Company recognized $5,122 as share issuance costs associated with this issuance.

Warrants

The changes in the number of warrants outstanding for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31, 2025		Year ended December 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	11,894,537	$1.20	12,349,912	$1.20
Warrants exercised	-	$-	(455,375)	$1.20
Warrants expired	(11,769,543)	$1.20	-	$-
Warrants outstanding, ending	124,994	$1.20	11,894,537	$1.20

Details of warrants outstanding as at December 31, 2025, are as follows:

Number of warrants exercisable	Expiry date	Exercise price
55,373	September 23, 2028	$1.20
69,621	November 3, 2028	$1.20
124,994		$1.20

At December 31, 2025, the weighted average life of the warrants was 2.79 years.

Share-based compensation

During the year ended December 31, 2025 and 2024, the Company recognized share-based compensation as follows:

	Year ended December 31,
	2025	2024
Officers and Directors	$679,021	$988,470
Officer – VP of Operations	116,667	700,000
Consultants	466,667	466,668
Investor awareness and marketing	-	100,275
	$1,262,355	$2,255,413

Officer – VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vested rateably over a two-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at December 31, 2025, the Company had distributed all the shares under the VP Agreement, and no future compensation will be recognized for this award.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vest rateably over a three-year period, beginning March 1, 2023, and vested shares are distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at December 31, 2025, the Company had distributed a total of 1,888,890 shares under the Consulting Agreements.

Unvested compensation related to the Shares to be issued under the Consulting Agreements of $77,777 will be recognized over the next two months.

Equity Incentive Plan:

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

On September 10, 2025, the Company granted stock options to certain directors and an officer under the Plan. The options entitle the holders to purchase up to 1,800,000 common shares of the Company at an exercise price of $0.83 per share. 50% of the options vested immediately on the date of grant, and 50% vest one year thereafter, provided the grantees continue to provide service to the Company. The options expire on September 10, 2028. None of the 900,000 vested options were exercised nor forfeited during the year ended December 31, 2025.

The fair value of the stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of three years, risk-free interest rate of 3.47%, expected dividend yield of $Nil, and expected share price volatility of 138%. The total grant-date fair value of the options amounted to $1,039,173, which will be recognized as stock-based compensation expense over the vesting period. For the year ended December 31, 2025, the Company recognized $679,021 in stock-based compensation expense relating to these options, included in director and officer compensation on the Consolidated Statements of Operations.

Unrecognized compensation cost related to non-vested stock options as of December 31, 2025, was approximately $360,152, and is expected to be recognized over the remaining weighted-average vesting period of eight months. The intrinsic value of total outstanding and total vested shares is $Nil at December 31, 2025.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Prepaid advertising and investor relations services	$17,883	$150,367
Prepaid stock issuance costs and other regulatory fees	28,459	158,876
Prepaid insurance costs	1,228	-
Prepaid consulting fees	-	2,725
Interest accrued on note receivable	-	789
Total	$47,570	$312,757

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

As at December 31, 2025, the Company had recognized $2,046 in interest income under the promissory note (2024 - $789).

NOTE 9 – INCOME TAXES

No income tax provision (benefit) has been recognized for the years ended December 31, 2025 and 2024. A reconciliation of the expected income tax provision (benefit) to the actual income tax provision (benefit) is as follows:

	2025		2024
Net loss before tax provision (benefit)	$(3,730,970)		$(3,561,710)
Income tax provision (benefit) computed at statutory rate of 21%	$(783,504)	(21.0)%	$(747,959)	(21.0)%
Valuation allowance	780,268	20.9%	742,747	20.9%
Nontaxable or nondeductible items	3,125	0.1%	(1,847)	-
Other	111	-	7,059	0.1%
Total income tax provision (benefit)	$-	-	$-	-

The Company has the following net deferred tax assets:

	2025	2024
Deferred income tax assets
Net operating loss carry-forward	$1,093,296	$627,100
Equity security	1,881	8,002
Mineral properties	32,104	-
Stock-based compensation	1,129,419	864,325
Total deferred income tax assets	2,256,700	1,499,427
Deferred income tax liabilities
Mineral properties	-	(22,995)
Less: Valuation allowance	2,256,700	1,476,432
Net deferred income tax assets	$-	$-

The Company records a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2025 and 2024, the Company has determined that a full valuation allowance is necessary against its net deferred tax assets based on this evidence.

At December 31, 2025, the Company had federal net operating loss carryforwards of approximately $5.2 million, $90,000 of which expire by 2037. The remaining balance of approximately $5.1 million will never expire but its utilization is limited to 80% of taxable income in any future year.

At December 31, 2025 and 2024, the Company did not have any recognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2023 through 2025 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2025, were not effective in providing timely material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Based on an assessment of the Company’s internal control procedures over financial reporting at December 31, 2025, management has concluded that the internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. In the view of management, the Company does not have adequate segregation of duties in the handling of its financial reporting due to a limited number of personnel.

(c) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age, and position of our present officer and directors are set forth below:

Name	Age	Title(s)
Lisa Doddridge	54	President and Director
Alan Day	61	Chief Executive Officer, Principal Executive Officer, Chair of the Board of Director, and Former President
Jeffrey Cocks	63	Chief Financial Officer, Principal Accounting Officer, Director, and Secretary
Robert F. List	89	Director
John Schaff	62	Director
Smith Miller	65	Director

Jeffrey Cocks has held his offices/positions since February 28, 2014, and we expect him to hold his offices/positions at least until the next annual meeting of our shareholders.

Alan Day and Robert F. List were appointed to the board of directors on November 17, 2021. Effective May 4, 2023, Alan Day was appointed to serve as President and Chief Executive Officer of the Company. Mr. Day resigned as President of the Company on March 18, 2025. We expect Mr. Day and Mr. List to hold their current offices/positions at least until the next annual meeting of our shareholders.

John Schaff and Smith Miller were appointed to the board of directors on January 18, 2024. We expect Mr. Schaff and Mr. Miller to hold their offices/positions at least until the next annual meeting of our shareholders.

Effective March 18, 2025, the Company appointed Lisa Doddridge to the Board of Directors and as President of the Company.

Ms. Lisa Doddridge, President and Director

Ms. Doddridge, Bachelor of Commerce (Honours) is an accomplished mining industry executive with more than 20 years of experience. During her career, Ms. Doddridge formulated, executed, and led the investor relations and communications strategies for global mining companies including Iamgold, Kinross, Yamana and First Quantum Minerals. She has been involved in numerous high-profile, multibillion-dollar mergers and acquisitions, debt and equity transactions. Ms. Doddridge holds a Bachelor of Commerce (Honours) degree from the University of Guelph.

Mr. Alan Day, Chief Executive Officer, Chairman of the Board, and former President

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

Mr. Day resigned as President on March 18, 2025, but remains the Company’s CEO and was appointed Chairman of the Board of Directors.

Mr. Jeffrey Cocks, Chief Financial Officer, Secretary, Director.

Jeffrey Cocks is our Chief Financial Officer, Secretary and director and has served on our board since February 28, 2014. From August 1996 to the present, Mr. Cocks has served as the Chairman and Chief Executive Officer of West Isle Ventures, Ltd., a Canadian company that provides consulting services to start-ups and other companies. Mr. Cocks also serves on the board of directors and audit committee of Carson River Ventures Corp. which is traded on the Canadian Securities Exchange. Mr. Cocks has over 25 years of experience in consulting, sales, marketing, product development and branding as well as corporate compliance in the executive offices including overseeing his company’s accounting, compliance and finance departments and as a director of several public companies in both the United States and Canada. Mr. Cocks holds a certificate from Simon Frasier University in its securities program.

On March 18, 2025, Mr. Cocks, resigned from his position as Chairman of the board of directors and was appointed as the full-time Chief Financial Officer of the Company and remains in his office as a Director.

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

Mr. John Schaff, Director

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

Mr. Smith Miller, Director

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

Code of Business Conduct and Ethics

On February 28, 2014, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees, and which also includes a Code of Ethics for our chief executive officer and principal financial officer and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this Annual Report, our directors, executive officers, and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows, for the years ended December 31, 2025 and 2024, compensation awarded to, paid to, or earned by our Chief Executive Officer, Chief Financial Officer (the “Named Executive Officer”) and directors.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Cocks (1) CFO and	2025	-	-	-	-	-	-	-	-
Director	2024	-	-	330,039	-	-	-	-	330,039

Alan Day (1,2) CEO and	2025	-	-	-	-	-	-	57,293	57,293
Director	2024	-	-	493,823	-	-	-	40,000	533,823

Lisa Doddridge(1,3) President and	2025	-	-	-	377,234	-	-	40,000	417,234
Director	2024	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Robert List (1,4)	2025	-	-	-	-	-	-	-	-
Director	2024	-	-	164,608	-	-	-	-	164,608

John Schaff (5)	2025	-	-	-	150,894	-	-	-	150,894
Director	2024	-	-	-	-	-	-	-	-

Smith Miller(5)	2025	-	-	-	150,894	-	-	-	150,894
Director	2024	-	-	-	-	-	-	-	-

Ryan McMillan (6) VP of	2025	-	-	116,667	-	-	-	-	116,667
Operations	2024	-	-	700,000	-	-	-	-	700,000

(1)	We have no formal employment arrangements with Ms. Doddridge and Messrs. Cocks, Day, List, Schaff, and Miller at this time. Messrs. Cocks’, Day’s, List’s, Schaff’s, and Miller’s compensation has not been fixed or based on any percentage calculations.
(2)	Mr. Day was appointed to the Company’s board of directors on November 17, 2021, and President and CEO of the Company on May 4, 2023. Included in other compensation are $40,000 we paid to companies managed by Mr. Day as anniversary payments on the Agai-Pah and Belshazzar Properties (2024 - $40,000) and an additional $17,293 we paid to Mineral Exploration Services, Ltd, an entity controlled by Mr. Day, for geological services on Lapon Canyon Project under our Earn-in Agreement with Walker River (2024 - $Nil).
(3)	Ms. Doddridge was appointed to the Board of Directors and as President of the Company on March 18, 2025. Included in other compensation are $40,000 in consulting fees we paid to Ms. Doddridge.
(4)	Mr. List was appointed to the Company’s board of directors on November 17, 2021.
(5)	Messrs. Schaff and Miller were appointed to the Company’s board of directors on January 18, 2024.
(6)	Mr. McMillan was appointed the Company’s VP of Operations on March 1, 2023. Mr. McMillan resigned from this position on October 10, 2025.

Grants of Plan-Based Awards

On May 5, 2025, the Board of Directors of the Company approved the Company’s 2025 Equity Incentive Plan (the “Plan”), which was subsequently approved by stockholders on June 27, 2025, at the Company’s annual meeting of shareholders. The Plan provides for the issuance of up to 2,800,000 common shares, with an annual increase of up to 4% of the Company’s outstanding common shares at the discretion of the Board. The Plan allows for the grant of incentive and nonqualified stock options, restricted stock, stock awards, and performance shares.

On September 10, 2025, the Company granted stock options to certain directors and an officer under the Plan. The options entitle the holders to purchase up to 1,800,000 common shares of the Company at an exercise price of $0.83 per share. 50% of the options vested immediately on the date of grant, and 50% vest one year thereafter, provided the grantees continue to provide service to the Company. The options expire on September 10, 2028. None of the 900,000 vested options were exercised nor forfeited during the year ended December 31, 2025.

The fair value of the stock options was estimated using the Black-Scholes Option Pricing Model to be $1,039,173, which is being recognized as stock-based compensation expense over the vesting period. For the year ended December 31, 2025, the Company recognized $679,021 in stock-based compensation expense relating to these options.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning stock awards for each of our named executive officer, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of December 31, 2025.

Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date

Lisa Doddridge	500,000	-	$0.83	Sep. 10, 2025	Sep. 10, 2028
President and Director	-	500,000	$0.83	Sep. 10, 2026	Sep. 10, 2028

John Schaff	200,000	-	$0.83	Sep. 10, 2025	Sep. 10, 2028
Director	-	200,000	$0.83	Sep. 10, 2026	Sep. 10, 2028

Smith Miller	200,000	-	$0.83	Sep. 10, 2025	Sep. 10, 2028
Director	-	200,000	$0.83	Sep. 10, 2026	Sep. 10, 2028

Grants and Awards Outside Equity-Based Plans

On February 24, 2023, we entered into a consulting agreement with the Company’s former Vice President of Operations (the “VP Agreement”). We agreed to issue 2,000,000 shares of our common stock for the services. The shares vested rateably over a two-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As of December 31, 2025, all the shares under the VP Agreement had been distributed.

Director Compensation

Other than the compensation set out in this Item 11, we have not paid any compensation to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2026, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person, as shown in the following tables, does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of March 31, 2026, there were 28,482,216 shares of our common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Security Ownership of Management
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	10.5%
Common Stock	Robert F. List	1,000,000	Beneficial (2)	3.5%
Common Stock	Alan Day	3,000,000	Direct	10.5%
Common Stock	Lisa Doddridge	500,000	Direct (3)	1.7%
Common Stock	John Schaff	200,000	Direct (4)	0.7%
Common Stock	Smith Miller	200,000	Direct (5)	0.7%
All Officers and Directors as a Group		7,900,000		26.9%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Jeffrey Cocks	3,000,000	Direct and beneficial (1)	10.5%
Common Stock	Alan Day	3,000,000	Direct	10.5%

(1)	2,005,000 shares included in the total shares held by Mr. Cocks, were issued in the name of 071663 BC Ltd., a company managed by Mr. Cocks.
(2)	The Shares were issued in the name of List Family Trust Dated May 26, 2004, managed by Mr. List.
(3)	500,000 shares listed as being held by Ms. Doddridge represent vested portion of an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.83 per share expiring on September 10, 2028.
(4)	200,000 shares listed as being held by Mr. Schaff represent vested portion of an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.83 per share expiring on September 10, 2028.
(5)	200,000 shares listed as being held by Mr. Miller represent vested portion of an option to purchase up to 400,000 shares of our common stock at an exercise price of $0.83 per share expiring on September 10, 2028.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our promoters are Mr. Cocks, our Chief Financial Officer and secretary, and Mr. Day, our Chief Executive Officer and Chairman.

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

On May 19, 2021, we entered into an exploration lease with an option to purchase agreement with MSM Resource, L.L.C., (“MSM”) a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres. Mr. Alan Day, CEO and chairman of the board of the Company, is a managing member of MSM. During the years ended December 31, 2025 and 2024, the Company made $20,000 anniversary payments for each year for the Agai-Pah Property.

On June 4, 2021, we entered into an exploration lease with option to purchase agreement with Belshazzar Holdings, L.L.C., (“Belshazzar”) a Nevada limited liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres. Mr. Alan Day, CEO and chairman of the board of the Company, is a managing member of Belshazzar. During the years ended December 31, 2025 and 2024, the Company made $20,000 anniversary payments for each year for the Belshazzar Property.

On January 27, 2022, our wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% net smelter returns royalty on the Palmetto Project. Mr. Alan Day, CEO and chairman of the board of the Company, was a former director and CEO of Smooth Rock at the time of the transaction. The Company made a one-time cash payment of $350,000, on February 7, 2022.

During the year ended December 31, 2025, the Company paid $17,293 in mineral exploration consulting fees to Mineral Exploration Services, Ltd, a company wholly owned by Mr. Alan Day, CEO and chairman of the board of the Company.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses, where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent, where required; and
●	obtain shareholder consent, where required.

Item 14. Principal Accountant Fees and Services

During the last two fiscal years, the Company’s independent auditors have billed for their services as set forth below:

	December 31, 2025	December 31, 2024
Audit fees	$56,238	$43,435
Audit-related fees	$-	$-
Tax fees	$4,275	$3,875
All other fees	$1,650	$-

Pre-Approval Policy

Our directors pre-approve all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our directors must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (6)
3.1.1	Certificate of Correction to Articles of Incorporation (6)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Amended and Restated Bylaws (23)
14.1	Code of Ethics (6)
10.01.1	Definitive Agreement, dated December 17, 2015 (1)
10.01.2	Exploration and Option Agreement, dated September 15, 2015 (1)
10.02	Exploration Lease and Option to Purchase Agreement, dated June 7, 2017 (2)
10.03	Option Purchase Agreement, dated July 5, 2017 (3)
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (7)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (8)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (9)
10.08	Convertible Note Agreement (10)
10.09	Subscription Agreement (10)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (11)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (12)
10.12	Share Cancellations and Releases tendered by Mr. Michael Levine and BCIM management, LLC (Ron Tattum) dated December 30, 2021 (13)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (13)
10.14	Royalty Purchase Agreement, dated January 27, 2022(14)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (15)
10.16	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (16)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (16)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (16)
10.19	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(17)
10.20	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(18)
10.21	Royalty Purchase Agreement with Walker River Resources, LLC, dated May 24, 2024.(19)
10.22	Royalty Purchase Agreement with Walker River Resources, LLC, dated June 12, 2024.(20)
10.23	Common Stock Purchase Agreement dated as of October 3, 2024, by and between the Company and Keystone Capital Partners, LLC (21)
10.24	Registration Rights Agreement dated as of October 3, 3024, by and between the Company and Keystone Capital Partners, LLC (21)
10.25	Exploration Earn-in Agreement with Walker River Resources, LLC, dated January 31, 2025 (22)
10.26	Nevada Canyon Gold Corp. 2025 Equity Incentive Plan(24)
21.1	List of significant subsidiaries of Nevada Canyon Gold Corp.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 10-K filed by the Company on March 15, 2016.
(6)	Incorporated by reference herein from the Form S-1 filed by the Company on May 19, 2014.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(13)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(15)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(16)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(18)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
(19)	Incorporated by reference herein from the Form 8-K filed by the Company on May 29, 2024.
(20)	Incorporated by reference herein from the Form 8-K filed by the Company on June 18, 2024.
(21)	Incorporated by reference herein from the Form 8-K filed by the Company on October 4, 2024.
(22)	Incorporated by reference herein from the Form 8-K filed by the Company on February 4, 2025.
(23)	Incorporated by reference herein from the Form 10-K filed by the Company on March 11, 2024.
(24)	Incorporated by reference herein from the Form S-8 filed by the Company on August 22, 2025.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CANYON GOLD CORP.

March 31, 2026	/s/ Alan Day
Alan Day
Chief Executive Officer
(Principal Executive Officer)

March 31, 2026	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2026	/s/ Alan Day
Alan Day Chief Executive Officer (Principal Executive Officer), and Director

March 31, 2026	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks Chief Financial Officer (Principal Accounting Officer), and Director

March 31, 2026	/s/ Lisa Doddridge
Lisa Doddridge President and Director

March 31, 2026	/s/ Robert F. List
Robert F. List Director

March 31, 2026	/s/ John Schaff
John Schaff Director

March 31, 2026	/s/ Smith Miller
Smith Miller Director

