Form 10-Q
period 2026-03-31
Nevada Canyon Gold Corp.
filed 2026-05-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2026, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 28,593,327.

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$5,162,642	$5,455,294
Prepaid expenses and other current assets	104,313	47,570
	5,266,955	5,502,864

Investment in equity security	111,977	89,611
Mineral property and royalty interests	2,775,395	2,775,395
TOTAL ASSETS	$8,154,327	$8,367,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$841,559	$937,130
Related party payables	465,000	465,000
Total Liabilities	1,306,559	1,402,130

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 28,593,327 and 28,482,216 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,859	2,848
Additional paid-in capital	19,623,907	19,418,023
Accumulated deficit	(12,778,998)	(12,455,131)
Total Stockholders’ Equity	6,847,768	6,965,740
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,154,327	$8,367,870

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2026	2025

Operating expenses
Consulting fees	$100,277	$124,167
Director and officer compensation	128,117	116,667
Exploration expenses	84,131	270,684
General and administrative	23,525	18,073
Investor awareness and marketing	29,710	387,350
Professional fees	8,591	20,692
Transfer agent and filing fees	10,647	11,602
Total operating expenses	384,998	949,235

Other income (expense)
Fair value gain on equity investments	22,366	1,834
Foreign exchange loss	(522)	-
Interest income	39,287	65,131
Total other income	61,131	66,965
Net loss	$323,867	$882,270

Net loss per common share - basic and diluted	$0.01	$0.03
Weighted average number of common shares outstanding :
Basic and diluted	28,520,488	27,571,505

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Obligation to Issue	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2024	27,424,450	$2,742	$600	$17,831,147	$(8,724,161)	$9,110,328

Shares issued for cash	180,000	18	-	288,131	-	288,149
Share issuance costs	-	-	-	(39,122)	-	(39,122)
Shares issued for future share issuance costs	44,431	4	-	74,996	-	75,000
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - VP of Operations	166,667	17	-	116,650	-	116,667
Net loss for the period ended March 31, 2025	-	-	-	-	(882,270)	(882,270)
Balance, March 31, 2025	27,982,215	$2,798	$600	$18,388,452	$(9,606,431)	$8,785,419

Balance, December 31, 2025	28,482,216	$2,848	$-	$19,418,023	$(12,455,131)	$6,965,740
Stock-based compensation - consultants	111,111	11	-	77,767	-	77,778
Stock-based compensation - officer and directors	-	-	-	128,117	-	128,117
Net loss for the period ended March 31, 2026	-	-	-	-	(323,867)	(323,867)
Balance, March 31, 2026	28,593,327	$2,859	$-	$19,623,907	$(12,778,998)	$6,847,768

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the three months ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(323,867)	$(882,270)
Adjustment to reconcile net loss to net cash used in operating activities:
Exploration expenses associated with settlement of note and interest receivable	-	202,835
Fair value gain on equity investments	(22,366)	(1,834)
Stock-based compensation - officer and directors	128,117	-
Stock-based compensation - consultants	77,778	116,667
Stock-based compensation - VP of Operations	-	116,667
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(56,743)	(142,249)
Accounts payable and accrued liabilities	(95,571)	13,011
Net cash used in operating activities	(292,652)	(577,173)

INVESTING ACTIVITIES:
Acquisition of mineral property and royalty interests	-	(20,000)
Net cash used in investing activities	-	(20,000)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	288,149
Net cash provided by financing activities	-	288,149

Net decrease in cash	(292,652)	(309,024)
Cash at beginning of period	5,455,294	7,036,161
Cash at end of period	$5,162,642	$6,727,137

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued for prepaid share issuance costs	$-	$75,000
Settlement of note and interest receivable via reduction in exploration expenditures commitment	$-	$202,835

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

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

As of March 31, 2026, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these condensed consolidated financial statements, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months from the date of filing these condensed consolidated financial statements. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares and expected future cash inflows from future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair statement, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Management estimates that the Company’s 2026 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three months ended March 31, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Nevada Canyon LLC and Canyon Carbon LLC. On consolidation, all intercompany balances and transactions are eliminated.

Earnings per Share

The Company’s basic earnings per share (“EPS”) is calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share include any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. At March 31, 2026 and 2025, all of the Company’s outstanding warrants and options are excluded from the diluted earnings per share calculation because their impact would be anti-dilutive.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Amounts due to a director and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a director and CFO (a)	360,000	360,000
Amounts due to a director and President (a)	5,000	5,000
Total related party payables	$465,000	$465,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.

During the three months ended March 31, 2026, the Company incurred $15,000 in consulting fees to its President and director (2025 - $Nil).

Information regarding stock-based compensation with related parties is provided in Note 6 – Stockholders’ Equity.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of March 31, 2026 and December 31, 2025, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property, located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% net smelter returns royalty (“NSR”) on the Olinghouse Project, 2% NSR on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, 2% NSR on the Pikes Peak Project, and a 2% NSR on the Swales Property, which are all located in Nevada.

	March 31, 2026	December 31, 2025
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	100,000	100,000
Belshazzar	100,000	100,000
Sub-total, Mineral Property Interests	210,395	210,395
Royalty Interests
Olinghouse	1,740,000	1,740,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	325,000
Pikes Peak	150,000	150,000
Swales	-	-
Sub-total, Royalty Interests	2,565,000	2,565,000
Total Mineral Property and Royalty Interests	$2,775,395	$2,775,395

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

During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

The Loman Property consists of unpatented mining claims that the Company acquired from a third party in December 2019 for a total of $10,395.

During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of unpatented mining claims, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the CEO and chairman of the board of the Company (“Mr. Day”), is the managing member of MSM.

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

During the three months ended March 31, 2026, the Company did not incur any expenses associated with the Agai-Pah Property (March 31, 2025 - $2,444).

Belshazzar Property

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of unpatented lode and placer mineral claims in Idaho (the “Belshazzar Property”). Mr. Day is the managing member of Belshazzar.

The term of the Belshazzar Property Agreement commenced on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Belshazzar Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production, subject to certain terms.

During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Belshazzar Property.

Royalty Interests

Olinghouse Project

The Company owns a 100% interest of Target Minerals, Inc.’s 1% NSR on all minerals and products produced from certain properties comprising the Olinghouse Project. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Olinghouse Project.

Palmetto Project

The Company holds a 2% net smelter returns royalty on the Smooth Rock Ventures Corp.’s Palmetto Project. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Palmetto Project.

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

During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the 2% NSR on the Lapon Canyon Project.

Pikes Peak Project

On June 12, 2024, the Company acquired a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”) from Walker River, which owns a 100% undivided interest in the Pikes Peak Project. The Pikes Peak Project consists of unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend, for a one-time cash payment of $150,000.

During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Pikes Peak Project.

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

On the closing of the Earn-in Agreement, the $200,000 principal that the Company advanced under the Promissory Note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligation for the first annual period.

On February 10, 2026, the Company entered into an agreement with BBA Consultants USA LP (“BBA”) to develop a mineral resource estimate. The Company anticipates that the project will take approximately 13 weeks and will cost an estimated $115,000. As of March 31, 2026, the Company made an initial retainer payment totaling $22,580, representing approximately 20% of the total projected cost, which will be credited against the final invoice for the project. The retainer has been included in prepaid expenses.

During the three months ended March 31, 2026, the Company incurred $106,711 in exploration expenditures on the Lapon Canyon Project, which included the initial retainer paid to BBA. During the three months ended March 31, 2025, the Company incurred $266,462 in exploration expenditures on the Lapon Canyon Project, of which $202,835 was associated with the note and interest receivable from Walker River. As of March 31, 2026, the Company had incurred a total of $1,702,969 in exploration expenditures on the Lapon Canyon Project.

Swales Project

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

Full consideration of the Swales Property Agreement consisted of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Swales Property Agreement on December 27, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Swales Property Agreement remained in effect. The Company had the exclusive option and right to acquire 100% ownership of the Swales Property (the “Swales Purchase Option”). To exercise the Swales Purchase Option, the Company was required to pay $750,000 in either cash and/or equity of the Company, or a combination thereof, at the election of Mr. Parks.

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

During the three months ended March 31, 2026 and 2025, the Company did not incur any exploration expenses associated with the Swales Property.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at March 31, 2026 and December 31, 2025, the Company’s equity investment consisted of 511,750 common shares of WRR.

At March 31, 2026 and December 31, 2025, the fair value of the equity investment was $111,977 and $89,611, respectively, based on the trading price of WRR Shares at March 31, 2026 and December 31, 2025. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three months ended March 31, 2026 and 2025, the revaluation of the equity investment in WRR resulted in a $22,366 gain on the change in fair value of the equity investment (2025 - $1,834).

The Company did not sell any WRR Shares during the three months ended March 31, 2026, or during the year ended December 31, 2025.

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

Share-based compensation

During the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation as follows:

	Three months ended March 31,
	2026	2025
Officer and directors	$128,117	$-
Officer – former VP of Operations	-	116,667
Consultants	77,778	116,667
	$205,895	$233,334

Officer – Former VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s former Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vested rateably over a two-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at March 31, 2025, the Company had distributed all the shares under the VP Agreement, and no future compensation was recognized for this award.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vested rateably over a three-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at March 31, 2026, the Company had distributed all the shares under the Consulting Agreement, and no future compensation will be recognized for this award.

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

On September 10, 2025, the Company granted stock options to certain directors and an officer under the Plan. The options entitle the holders to purchase up to 1,800,000 common shares of the Company at an exercise price of $0.83 per share. 50% of the options vested immediately on the date of grant, and 50% vest one year thereafter, provided the grantees continue to provide service to the Company. The options expire on September 10, 2028. None of the 900,000 vested options were exercised nor forfeited during the three months ended March 31, 2026, and the year ended December 31, 2025.

The fair value of the stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of three years, risk-free interest rate of 3.47%, expected dividend yield of $Nil, and expected share price volatility of 138%. The total grant-date fair value of the options amounted to $1,039,173, which will be recognized as stock-based compensation expense over the vesting period. For the three months ended March 31, 2026, the Company recognized $128,117 in stock-based compensation expense relating to these options, included in director and officer compensation on the Condensed Consolidated Statements of Operations (2025 - $Nil).

Unrecognized compensation cost related to non-vested stock options as of March 31, 2026, was approximately $232,035, and is expected to be recognized over the remaining weighted-average vesting period of five months. The intrinsic value of total outstanding and total vested shares is $Nil at March 31, 2026.

Warrants

The changes in the number of warrants outstanding for the three months ended March 31, 2026, and for the year ended December 31, 2025, are as follows:

	Three months ended March 31, 2026		Year ended December 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	124,994	$1.20	11,894,537	$1.20
Warrants expired	-	-	(11,769,543)	1.20
Warrants outstanding, ending	124,994	$1.20	124,994	$1.20

Details of warrants outstanding as at March 31, 2026, are as follows:

Number of warrants exercisable	Expiry date	Exercise price
55,373	September 23, 2028	$1.20
69,621	November 3, 2028	1.20
124,994		$1.20

At March 31, 2026, the weighted average life of the warrants was 2.55 years.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Prepaid advertising and investor relations services	$12,858	$17,883
Prepaid regulatory fees	21,966	28,459
Prepaid insurance costs	46,909	1,228
Prepaid exploration expenses on Earn-in Agreement	22,580	-
Total	$104,313	$47,570

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2026 and 2025. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

General

Nevada Canyon Gold Corp. (the “Company”) was originally incorporated on February 27, 2014, in the state of Nevada as Tech Foundry Ventures. On July 6, 2016, the Company changed its name to Nevada Canyon Gold Corp., in order to reflect its current business and strategy.

We are a US-based natural resource company headquartered in Reno, Nevada. The Company has a large, strategic land position and royalties in multiple projects within some of Nevada’s highest-grade historical mining districts. The majority of the Company’s projects and royalties (collectively, the “Projects”) are located in Nevada, which is ranked among the best places in the world to explore and mine. The Projects all have excellent year-round access, with good infrastructure in proven and active mining districts.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Our principal business, executive, and registered statutory office is located at 5655 Riggins Court, Suite 15, Reno, NV 89502. Our website address is www.nevadacanyongold.com. Our telephone number is (888) 909-5548, fax is (888) 909-1033, and email contact is info@nevadacanyongold.com.

As of the date of this Quarterly Report on Form 10-Q, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property in Nevada, and the Belshazzar Property in Idaho. We hold a 1% net smelter returns royalty (“NSR”) on the Olinghouse Project, a 2% NSR on the Palmetto Project, a 2% NSR on the Lapon Canyon Project, a 1% NSR on 36 Sleeper claims, a 2% NSR on the Pikes Peak Project, and a 2% NSR on the Swales Property, all located in Nevada. Additionally, we are party to an agreement with Walker River Resources LLC under which we are earning a 50% interest in the Lapon Canyon Project through a three-year, $5 million exploration spend agreement.

The Company is presently focused on the exploration of the Lapon Canyon Project under an exploration stream earn-in agreement with Walker River Resources, which is further described in the Mineral Property Interests; Lapon Canyon Exploration Stream Earn-in Project section of this Quarterly Report on Form 10-Q. Remaining mineral property interests are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for the Lapon Canyon Project.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“US GAAP”) and are presented in US dollars. US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risks and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2025.

Recent Corporate Developments

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

On the closing of the Earn-in Agreement, the $200,000 principal we advanced under a promissory note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period. As of March 31, 2026, we incurred a total of $1,702,969 in exploration expenditures on the Lapon Canyon Project.

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three months ended March 31,		Changes between the
	2026	2025	periods
Operating expenses
Consulting fees	$100,277	$124,167	$(23,890)
Director and officer compensation	128,117	116,667	11,450
Exploration expenses	84,131	270,684	(186,553)
General and administrative	23,525	18,073	5,452
Investor awareness and marketing	29,710	387,350	(357,640)
Professional fees	8,591	20,692	(12,101)
Transfer agent and filing fees	10,647	11,602	(955)
Total operating expenses	384,998	949,235	(564,237)
Other income (expense)
Fair value gain on equity investments	22,366	1,834	20,532
Foreign exchange loss	(522)	-	(522)
Interest income	39,287	65,131	(25,844)
Total other income	61,131	66,965	(5,834)
Net loss	$323,867	$882,270	$(558,403)

Revenues

We had no revenues for the three months ended March 31, 2026 and 2025. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended March 31, 2026, our operating expenses decreased by $564,237 or 59%, to $384,998 as compared to $949,235 for the three months ended March 31, 2025. Our largest expense item was associated with director and officer compensation of $128,117, representing an increase of $11,450 from the $116,667 we incurred during the three months ended March 31, 2025. The director and officer compensation was associated with stock-based compensation to acquire up to 1,800,000 common shares at $0.83, expiring on September 10, 2028, which were granted to our new directors and the president during the 2025 period under our Stock Option Plan. During the comparative period ended March 31, 2025, the director and officer compensation was associated with the vesting of shares we granted to our VP of Operations on February 24, 2023. Our second largest expense for the three months ended March 31, 2026, was associated with consulting fees, which decreased by $23,890 to $100,277 from $124,167 we incurred during the comparative period. Our exploration expenses totaled $84,131, a decrease of $186,553 compared to $270,684 incurred during the comparative period; this amount was incurred under the Earn-in Agreement with Walker River.

In addition to the above expenses, we incurred $29,710 in investor awareness and marketing expenses, representing the largest decrease during the three months ended March 31, 2026, of $357,640, from $387,350 during the three months ended March 31, 2025. Our transfer agent and filing fees decreased by $955 to $10,647, and professional fees decreased by $12,101 to $8,591 for the three months ended March 31, 2026. These decreases were partially offset by general and administrative expenses of $23,525, representing an increase of $5,452.

Other Income (Expense)

During the three months ended March 31, 2026, we recognized a $22,366 gain on fair value of investments in equity securities (March 31, 2025 – $1,834), which was mainly caused by the increase of market price of WRR Shares from CAD$0.24 per share at December 31, 2025, to CAD$0.305 per share at March 31, 2026, and to a smaller extent due to fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $39,287 in interest income, which decreased in comparison to the $65,131 we earned during the three months ended March 31, 2025, as a result of reduced cash balances we held in our bank accounts. During the same period, we recognized a $522 loss due to fluctuations in foreign exchange rates (March 31, 2025 – $Nil).

Net Loss

During the three months ended March 31, 2026, we reported a net loss of $323,867, compared to a net loss of $882,270 during the same period in 2025. This decrease was primarily due to lower exploration activities, investor awareness, and marketing expenses, along with higher gains on fair value adjustments on our investments. These changes were partly offset by increased director and officer compensation, higher general and administrative expenses, and lower interest income.

Liquidity and Capital Resources

Working capital	March 31, 2026	December 31, 2025
Current assets	$5,266,955	$5,502,864
Current liabilities	1,306,559	1,402,130
Working capital	$3,960,396	$4,100,734

As of March 31, 2026, we had a cash balance of $5,162,642 and working capital of $3,960,396 with cash flows used in operations totaling $292,652 for the three months then ended. During the three months ended March 31, 2026, our operations were funded with cash on hand. The cash that we had on hand at March 31, 2026, was mainly generated from the sale of our common shares through the offering statement on Form 1-A (the “Offering”), which we closed during the year ended December 31, 2023, and to a smaller extent from the exercise of warrants we issued as part of the Offering.

Due to the exploration rather than the production nature of our business, our operating activities do not generate cash flows and cannot satisfy our cash requirements. However, we believe that the cash we currently have on hand will allow us to support our operations, including our planned exploration programs and the general day-to-day business activities, for the next 12-month period. We will continue to look for opportunities to generate additional cash through future equity or debt financings.

Cash Flow

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities	$(292,652)	$(577,173)
Cash flows used in investing activities	-	(20,000)
Cash flows provided by financing activities	-	288,149
Net decrease in cash during the period	$(292,652)	$(309,024)

Net cash used in operating activities

During the three months ended March 31, 2026, net cash used in operating activities decreased by $284,521 or 49%, to $292,652 for the three months ended March 31, 2026, compared with $577,173 for the comparative period in 2025. During the three months ended March 31, 2026, we used $140,338 to cover our cash operating costs, which were determined by reducing our net loss of $323,867 by non-cash items included in the net loss of $183,529, to increase our prepaid expenses by $56,743, and to decrease our accounts payable by $95,571.

During the three months ended March 31, 2025, we used $577,173 in our operating activities. This cash was used to cover our cash operating costs of $447,935, which were determined by reducing our net loss of $882,270 by non-cash items included in the net loss of $434,335, and to increase our prepaid expenses by $142,249. These uses of cash were in part offset by a $13,011 increase in accounts payable and accrued liabilities.

Adjustments to reconcile net loss to net cash used in operating activities

During the three months ended March 31, 2026, we recognized $22,366 gain on revaluation of fair value of our investment in WRR Shares. In addition, we recognized $77,778 on vesting of shares we awarded to our consultants, in accordance with the agreements we executed in February of 2023, and $128,117 related to the fair value of options granted to our president and directors that vested during the period.

During the three months ended March 31, 2025, we recognized $1,834 gain on revaluation of fair value of our investment in WRR Shares. In addition, we recognized $116,667 on vesting of shares awarded to our former VP of Operations and $116,667 on vesting of shares we awarded to our consultants, in accordance with the agreements we executed in February of 2023. An additional $202,835 were associated with conversion of the balance receivable under the note and interest receivable from WRR into eligible exploration expenditures under the Earn-in Agreement with WRR.

Net cash used in investing activities

During the three months ended March 31, 2025, we made a $20,000 option payment on the Swales Property, which was initially accrued as of December 31, 2024. We did not have any cash outlays associated with investing activities during the three months ended March 31, 2026.

Net cash provided by financing activities

During the three months ended March 31, 2025, we issued 180,000 shares for total proceeds of $288,149 under the registration statement we filed with the SEC, which became effective on November 8, 2024. During the three months ended March 31, 2026, we did not have any financing transactions that affected our cash balances.

Going Concern

At March 31, 2026, we had a working capital surplus of $3,960,396 and cash on hand of $5,162,642, which is sufficient to support our current plan of operations, including exploration programs, for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $111,977.

To support our operations beyond the 12-month period, we are planning to continue actively pursuing other means of financing our operations, including equity and/or debt financing. In October of 2024, we filed a registration statement on Form S-1 with the SEC, which was made effective November 8, 2024. We decided not to maintain this registration statement.

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

Capital Expenditures

During the three months ended March 31, 2026, we did not have any capital expenditures.

Mineral Properties and Royalty Interests

As of the date of this Quarterly report on Form 10-Q, our mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property in Nevada, and the Belshazzar Property in Idaho. We hold a 1% net smelter returns royalty (“NSR”) on the Olinghouse Project, a 2% NSR on the Palmetto Project, a 2% NSR on the Lapon Canyon Project, a 1% NSR on 36 Sleeper claims, a 2% NSR on the Pikes Peak Project, and a 2% NSR on the Swales Property, all located in Nevada. Additionally, we are party to an agreement with Walker River Resources LLC under which we are earning a 50% interest in the Lapon Canyon Project through a three-year, $5 million exploration spend agreement.

During the quarter ended March 31, 2026, we continued our focus on the Lapon Canyon Project under the Exploration Stream Earn-in Agreement with Walker River Resources. Remaining mineral property interests are considered secondary, and exploration efforts on these may be rescheduled to accommodate exploration programs scheduled for Lapon Canyon Project.

The table below provides a summary of the Company’s mineral property and royalty interests as at March 31, 2026:

Property	Type	Location	Size in acres	Book Value

Mineral Property Interests
Lazy Claims Property	Exploration lease	Section 20, T.7N, R.32E MDM in Mineral County, Nevada	60	$-

Loman Property	100% owned	Sections 20-23 & 26-29 T.7N, R.32E MDM in Mineral County, Nevada	600	10,395

Agai-Pah Property	Exploration lease	Sections 2-3 & 10-11, T.10N, R.30E MDM in Mineral County, Nevada	400	100,000

Belshazzar Property	Exploration lease	Sections 17&18, T.7N, R.4E MDM in Boise, Idaho	200	100,000

Sub-total Mineral Property Interests			1,260	210,395

Royalty Interests
Palmetto Project	2% NSR royalty	Sections 7-9 & 17-21, T1S, R34E., MDM in Esmeralda County	2,217	350,000

Olinghouse Project	1% NSR royalty	Sections 2, 3, 9-11, 14-23 & 27-32 T.21N., R.22 & 23E., MDM, in Washoe County	6,000	1,740,000

Lapon Canyon (including Sleeper claims)	2% NSR royalty (1%NSR royalty)	Sections 20&21, T8N, R28E., MDM, in Mineral County, Nevada	1,920	325,000

Pikes Peak	2% NSR royalty	Sections 4, T8N, R28E., MDM, in Mineral County, Nevada	720	150,000

Swales Property	2% NSR royalty	Section 16, T.35N, R.53E., MDM in Elko County, Nevada.	2,780	-

Sub-total Royalty Interests			13,637	2,565,000

Total Size and Book Value of All Mineral Property and Royalty Interests			14,897	$2,775,395

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

As of March 31, 2026, the total cost of the Lazy Claims Property was $Nil, and it had no plant nor equipment associated with it. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property (Exploration Phase)

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

As of March 31, 2026, the total cost of the Loman Property was $10,395, and it had no plant nor equipment associated with it. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property (Exploration Phase)

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability Corporation on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the CEO and chairman of the board of the Company (“Mr. Day”), is the managing member of MSM.

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

As of March 31, 2026, the total cost of the Agai-Pah Property was $100,000, and it had no plant nor equipment associated with it. During the three months ended March 31, 2026, the Company spent $Nil in exploration expenses associated with the Agai-Pah Property (2025 - $2,444).

Belshazzar Property (Exploration Phase)

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada Limited Liability Corporation on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, located in Idaho (the “Belshazzar Property”). Mr. Day is the managing member of Belshazzar.

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

As of March 31, 2026, the total cost of the Belshazzar Property was $100,000, and it had no plant nor equipment associated with it. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Belshazzar Property.

Royalty Interests

Olinghouse Project (Development and Exploration Phase)

On December 17, 2021, our wholly owned subsidiary, Nevada Canyon, LLC, entered into an Option to Purchase Agreement (the “Olinghouse Agreement”) with Target Minerals, Inc (“Target”), to acquire 100% interest of Target’s 1% NSR on the Olinghouse Project. Under the terms of the Olinghouse Agreement, we were required to make an initial cash option payment of $200,000 on execution of the Agreement, which we paid on December 18, 2021. On December 23, 2022, Target agreed to extend the Olinghouse Purchase Option for an additional one-year term, expiring on December 17, 2023, for a one-time cash payment of $40,000.

On August 14, 2024, we made the final $1,500,000 option payment, based on the amended Olinghouse Agreement, on the transfer of the Royalty Deed in our name. Following the transfer of the 1% NSR, we have no further obligations under the Olinghouse Agreement.

As of March 31, 2026, the total cost of the Olinghouse Royalty was $1,740,000. We had no plant nor equipment associated with Olinghouse Royalty. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Olinghouse Project.

Palmetto Project (Exploration Phase)

On January 27, 2022, the Company’s wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% NSR on the Palmetto Project (the “Palmetto Project”), located in Esmeralda County, Nevada. for a one-time cash payment of $350,000.

As of March 31, 2026, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Palmetto Royalty. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Palmetto Project.

Lapon Canyon Project – Royalty (Exploration Phase)

On May 24, 2024, Nevada Canyon, LLC entered into a Royalty Purchase Agreement with Walker River Resources, LLC (“Walker River”), a wholly owned subsidiary of WRR, to acquire a 2% NSR on the Lapon Canyon Project (the “Lapon Canyon Project”), for a one-time cash payment of $300,000.

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

As of March 31, 2026, the total cost of the Lapon Canyon Project, as it relates to the royalty interest, was $325,000. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the royalty interest on the Lapon Canyon Project.

Pikes Peak Project (Exploration Phase)

On June 12, 2024, the Company made a one-time cash payment of $150,000 to acquire from WRR a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”). WRR owns a 100% undivided interest in the project, which consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend.

As of March 31, 2026, the total cost of the Pikes Peak Project was $150,000. The Company did not have any plant nor equipment associated with the Pikes Peak Project. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Pikes Peak Project.

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

On February 10, 2026, we entered into an agreement with BBA Consultants USA LP (“BBA”) to develop a mineral resource estimate. We anticipate that the project will take approximately 13 weeks and will cost an estimated $115,000. As of March 31, 2026, we paid a $22,580 retainer representing approximately 20% of the total projected cost, which will be credited against the final invoice for the project. The retainer has been included in prepaid expenses.

During the three-month period ending March 31, 2026, we incurred exploration expenditures amounting to $106,711, inclusive of the retainer paid to BBA, on the Lapon Canyon Project (2025 - $266,462). As of March 31, 2026, we incurred a total of $1,702,969 in exploration expenditures on the Lapon Canyon Project.

The Company provides updates on the progress of the exploration and drilling program carried out on the Lapon Canyon Project by referring to news releases published by WRR. These updates can be found in Current Reports on Form 8-K in the Company’s filings with the SEC.

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

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000.

As of March 31, 2026, the total cost of the Swales Property was $Nil, and it had no plant nor equipment associated with it. During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses associated with the Swales Property.

Off-Balance Sheet Arrangements

None.

Use of Estimates

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities, which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We evaluate impairment of our long-lived assets by applying the provisions of US GAAP. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three months ended March 31, 2026.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2026, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description
10.04	Exploration Lease Agreement, dated August 2, 2017 (4)
10.05	Definitive Purchase Agreement dated July 11, 2018 (5)
10.06	Exploration Lease with Option to Purchase Agreement, dated May 19, 2021 (6)
10.07	Exploration Lease with Option to Purchase Agreement, dated June 4, 2021 (7)
10.08	Convertible Note Agreement (8)
10.09	Subscription Agreement (8)
10.10	Royalty Option to Purchase Agreement, dated December 17, 2021 (9)
10.11	Exploration Lease with Option to Purchase Agreement, dated December 27, 2021 (10)
10.13	Form of a lock-up agreement between the Company and certain Subscribers dated December 30, 2021 (11)
10.14	Royalty Purchase Agreement, dated January 27, 2022(12)
10.15	Form of a vesting and lock-up agreement between the Company and certain Subscribers with an effective date of December 30, 2021 (13)
10.16	Public Relations Services Agreement between the Company and Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) dated February 3, 2023 (17)
10.17	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Ryan McMillan (14)
10.18	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and RNR Enterprises (14)
10.19	Consulting Agreement, dated February 24, 2023, by and between Nevada Canyon Gold Corp. and Little Hill Holdings LLC (14)
10.20	Consulting services agreement, dated April 5, 2023, by and between Nevada Canyon Gold Corp. and Warm Springs Consulting LLC(15)
10.21	Consulting services agreement, dated August 16, 2023, by and between Nevada Canyon Gold Corp. and i2i Marketing Group, LLC.(16)
10.22	Royalty Purchase Agreement with Walker River Resources, LLC, dated May 24, 2024.(18)
10.23	Royalty Purchase Agreement with Walker River Resources, LLC, dated June 12, 2024.(19)
10.24	Common Stock Purchase Agreement dated as of October 3, 2024, by and between the Company and Keystone Capital Partners, LLC (20)
10.25	Registration Rights Agreement dated as of October 3, 2024, by and between the Company and Keystone Capital Partners, LLC (20)
10.26	Exploration Earn-in Agreement with Walker River Resources, LLC, dated January 31, 2025 (21)
10.27	Nevada Canyon Gold Corp. 2025 Equity Incentive Plan (22)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference herein from the Form 8-K filed by the Company on December 22, 2015.
(2)	Incorporated by reference herein from the Form 8-K filed by the Company on June 8, 2017.
(3)	Incorporated by reference herein from the Form 8-K filed by the Company on July 7, 2017.
(4)	Incorporated by reference herein from the Form 8-K filed by the Company on August 7, 2017.
(5)	Incorporated by reference herein from the Form 8-K filed by the Company on July 12, 2018.
(6)	Incorporated by reference herein from the Form 8-K filed by the Company on May 19, 2021.
(7)	Incorporated by reference herein from the Form 8-K filed by the Company on June 7, 2021.
(8)	Incorporated by reference herein from the Form 8-K filed by the Company on September 13, 2021.
(9)	Incorporated by reference herein from the Form 8-K filed by the Company on December 21, 2021.
(10)	Incorporated by reference herein from the Form 8-K filed by the Company on December 28, 2021.
(11)	Incorporated by reference herein from the Form 8-K filed by the Company on December 30, 2021.
(12)	Incorporated by reference herein from the Form 8-K filed by the Company on February 1, 2022.
(13)	Incorporated by reference herein from the Form 8-K/A filed by the Company on March 25, 2022.
(14)	Incorporated by reference herein from the Form 8-K filed by the Company on February 27, 2023.
(15)	Incorporated by reference herein from the Form 10-Q filed by the Company on August 11, 2023.
(16)	Incorporated by reference herein from the Form 10-Q filed by the Company on November 13, 2023.
(17)	Incorporated by reference herein from the Form 10-Q filed by the Company on May 13, 2023.
(18)	Incorporated by reference herein from the Form 8-K filed by the Company on May 29, 2024.
(19)	Incorporated by reference herein from the Form 8-K filed by the Company on June 18, 2024.
(20)	Incorporated by reference herein from the Form 8-K filed by the Company on October 4, 2024.
(21)	Incorporated by reference herein from the Form 8-K filed by the Company on February 4, 2025.
(22)	Incorporated by reference herein from the Form S-8 filed by the Company on August 22, 2025.
*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CANYON GOLD CORP.

May 13, 2026	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
and Chairman of the Board of Directors

May 13, 2026	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)
and Member of the Board of Directors

