Form 10-Q
period 2026-06-30
Nevada Canyon Gold Corp.
filed 2026-08-14
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NGLD	None

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2026, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 28,593,327.

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$4,922,840	$5,455,294
Prepaid expenses and other current assets	60,283	47,570
	4,983,123	5,502,864

Investment in equity security	86,433	89,611
Mineral property and royalty interests	2,815,395	2,775,395
TOTAL ASSETS	$7,884,951	$8,367,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,003,377	$937,130
Related party payables	455,000	465,000
Total Liabilities	1,458,377	1,402,130

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 28,593,327 and 28,482,216 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,859	2,848
Additional paid-in capital	19,753,448	19,418,023
Accumulated deficit	(13,329,733)	(12,455,131)
Total Stockholders’ Equity	6,426,574	6,965,740
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,884,951	$8,367,870

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Operating expenses
Consulting fees	$22,501	$134,166	$122,778	$258,333
Director and officer compensation	129,541	-	257,658	116,667
Exploration expenses	349,439	103,956	433,570	374,640
Gain on sale of mineral interest	-	(20,000)	-	(20,000)
General and administrative	19,076	19,989	42,601	38,062
Investor awareness and marketing	24,934	154,776	54,644	542,126
Professional fees	6,018	13,270	14,609	33,962
Transfer agent and filing fees	11,115	22,508	21,762	34,110
Total operating expenses	562,624	428,665	947,622	1,377,900

Other income (expense)
Fair value gain (loss) on equity investments	(25,544)	1,471	(3,178)	3,305
Foreign exchange loss	(420)	(498)	(942)	(498)
Interest income	37,853	62,575	77,140	127,706
Total other income	11,889	63,548	73,020	130,513
Net loss	$550,735	$365,117	$874,602	$1,247,387

Net loss per common share - basic and diluted	$0.02	$0.01	$0.03	$0.04
Weighted average number of common shares outstanding :
Basic and diluted	28,593,327	27,982,215	28,557,109	27,777,993

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Obligation	Additional		Total
	Common Stock		to Issue	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2024	27,424,450	$2,742	$600	$17,831,147	$(8,724,161)	$9,110,328

Shares issued for cash	180,000	18	-	288,131	-	288,149
Share issuance costs	-	-	-	(39,122)	-	(39,122)
Shares issued for future share issuance costs	44,431	4	-	74,996	-	75,000
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - former VP of Operations	166,667	17	-	116,650	-	116,667
Net loss for the period ended March 31, 2025	-	-	-	-	(882,270)	(882,270)
Balance, March 31, 2025	27,982,215	2,798	600	18,388,452	(9,606,431)	8,785,419

Stock-based compensation issued to consultants	166,667	17	-	116,650	-	116,667
Net loss for the period ended June 30, 2025	-	-	-	-	(365,117)	(365,117)
Balance, June 30, 2025	28,148,882	$2,815	$600	$18,505,102	$(9,971,548)	$8,536,969

Balance, December 31, 2025	28,482,216	$2,848	$-	$19,418,023	$(12,455,131)	$6,965,740
Stock-based compensation - consultants	111,111	11	-	77,767	-	77,778
Stock-based compensation - officer and directors	-	-	-	128,117	-	128,117
Net loss for the period ended March 31, 2026	-	-	-	-	(323,867)	(323,867)
Balance, March 31, 2026	28,593,327	2,859	-	19,623,907	(12,778,998)	6,847,768

Stock-based compensation - officer and directors	-	-	-	129,541	-	129,541
Net loss for the period ended June 30, 2026	-	-	-	-	(550,735)	(550,735)
Balance, June 30, 2026	28,593,327	2,859	-	19,753,448	(13,329,733)	6,426,574

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(874,602)	$(1,247,387)
Adjustment to reconcile net loss to net cash used in operating activities:

Exploration expenses associated with settlement of note and interest receivable	-	202,835
Fair value loss (gain) on equity investment	3,178	(3,305)
Gain on sale of mineral interest	-	(20,000)
Stock-based compensation - officer and directors	257,658	-
Stock-based compensation - consultants	77,778	233,334
Stock-based compensation - VP of Operations	-	116,667
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,713)	23,935
Accounts payable and accrued liabilities	66,247	30,317
Related party payables	(50,000)	-
Net cash used in operating activities	(532,454)	(663,604)

INVESTING ACTIVITIES:
Proceeds received from sale of mineral property interest		100,000
Acquisition of mineral property and royalty interests	-	(20,000)
Net cash provided by investing activities	-	80,000

FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	288,149
Net cash provided by financing activities	-	288,149

Net decrease in cash	(532,454)	(295,455)
Cash at beginning of period	5,455,294	7,036,161
Cash at end of period	$4,922,840	$6,740,706

NONCASH INVESTING AND FINANCING ACTIVITIES:
Mineral interests acquired with related party payables, net	$40,000	$40,000
Shares of common stock issued for prepaid share issuance costs	$-	$75,000
Settlement of note and interest receivable via reduction in exploration expenditures commitment	$-	$202,835

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2026 AND 2025

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

As of June 30, 2026, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these condensed consolidated financial statements, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months from the date of filing these condensed consolidated financial statements. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares and expected future cash inflows from future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair statement, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Management estimates that the Company’s 2026 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three and six months ended June 30, 2026.

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

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share include any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. For the three- and six-month periods ended June 30, 2026 and 2025, 124,994 (2025 - 11,894,537) warrants and 1,800,000 (2025 - nil) options for 1,924,994 (2025 - 11,894,537) common shares in total, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Amounts due to a director and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a director and CFO (a,b)	310,000	360,000
Amounts due to companies controlled by the Chief Executive Officer (“CEO”), and chairman of the board of directors of the Company (a,c)	40,000	-
Amounts due to a director and President (a)	5,000	5,000
Total related party payables	$455,000	$465,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	During the three and six months ended June 30, 2026, the Company paid $50,000 on the payable due to a company controlled by a director and CFO.
(c)	This amount includes annual property payment totaling $20,000 for Agai-Pah Property due to MSM Resource, L.L.C. (“MSM”), and $20,000 for Belshazzar Property due to Belshazzar Holdings, L.L.C. (“Belshazzar”), the entities controlled by Alan Day, the Company’s CEO and chairman of the board, who is also the managing member of MSM and Belshazzar.

During the three and six months ended June 30, 2026, the Company incurred $15,000 and $30,000, respectively, in consulting fees to its President and director (2025 - $Nil and $Nil).

Information regarding stock-based compensation with related parties is provided in Note 6 – Stockholders’ Equity.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of June 30, 2026 and December 31, 2025, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property, located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% net smelter returns royalty (“NSR”) on the Olinghouse Project, 2% NSR on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, 2% NSR on the Pikes Peak Project, and a 2% NSR on the Swales Property, which are all located in Nevada.

	June 30, 2026	December 31, 2025
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	120,000	100,000
Belshazzar	120,000	100,000
Sub-total, Mineral Property Interests	250,395	210,395
Royalty Interests
Olinghouse	1,740,000	1,740,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	325,000
Pikes Peak	150,000	150,000
Swales	-	-
Sub-total, Royalty Interests	2,565,000	2,565,000
Total Mineral Property and Royalty Interests	$2,815,395	$2,775,395

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

During the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property

The Loman Property consists of unpatented mining claims that the Company acquired from a third party in December 2019 for a total of $10,395.

During the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability company on the Agai-Pah Property, consisting of unpatented mining claims, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the CEO and chairman of the board of the Company (“Mr. Day”), is the managing member of MSM.

The term of the Agreement commenced on May 19, 2021, and continues for ten years, subject to the Company’s right to extend the Agai-Pah Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Property.

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at June 30, 2026, the Company accrued the fifth $20,000 anniversary payment, which is included in related party payables on the condensed consolidated balance sheet.

During the three and six months ended June 30, 2026, the Company did not incur any expenses associated with the Agai-Pah Property (three months ended June 30, 2025 - $3,859; six months ended June 30, 2025 - $8,081).

Belshazzar Property

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada limited liability company on the Belshazzar Property, consisting of unpatented lode and placer mineral claims in Idaho (the “Belshazzar Property”). Mr. Day is the managing member of Belshazzar.

The term of the Belshazzar Property Agreement commenced on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Belshazzar Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production, subject to certain terms. As at June 30, 2026, the Company accrued the fifth $20,000 anniversary payment, which is included in related party payables on the condensed consolidated balance sheet.

During the three and six months ended June 30, 2026, the Company did not incur any expenses associated with the Belshazzar Property (three and six months ended June 30, 2025 - $2,294).

Royalty Interests

Olinghouse Project

The Company owns a 100% interest of Target Minerals, Inc.’s 1% NSR on all minerals and products produced from certain properties comprising the Olinghouse Project. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the Olinghouse Project.

Palmetto Project

The Company holds a 2% net smelter returns royalty on the Smooth Rock Ventures Corp.’s Palmetto Project. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the Palmetto Project.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the 2% NSR on the Lapon Canyon Project.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the Pikes Peak Project.

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

On June 9, 2025, the Company entered into a Property Asset Purchase Agreement to sell its right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial claims included in the Swales Property, and on additional unpatented mining claims acquired by the purchaser and added to the Swales Property. The Company recognized a gain on the sale of mineral interest of $20,000 during the year ended December 31, 2025.

During the three and six months ended June 30, 2026 and 2025, the Company did not incur any exploration expenses associated with the Swales Property.

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

On February 10, 2026, the Company entered into an agreement with BBA Consultants USA LP (“BBA”) to develop a mineral resource estimate (the “MRE”). As of June 30, 2026, the Company incurred $58,540 in costs associated with the MRE.

During the three and six months ended June 30, 2026, the Company incurred $349,439 and $433,570 in exploration expenditures on the Lapon Canyon Project, respectively. During the comparative three and six months ended June 30, 2025, the Company incurred $97,803 and $364,265 in exploration expenditures on the Lapon Canyon Project, respectively, of which $202,835 was associated with the note and interest receivable from Walker River. As of June 30, 2026, the Company had incurred a total of $2,029,828 in exploration expenditures on the Lapon Canyon Project.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at June 30, 2026 and December 31, 2025, the Company’s equity investment consisted of 511,750 common shares of WRR.

At June 30, 2026 and December 31, 2025, the fair value of the equity investment was $86,433 and $89,611, respectively, based on the trading price of WRR Shares at June 30, 2026 and December 31, 2025. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three and six months ended June 30, 2026 and 2025, the revaluation of the equity investment in WRR resulted in a $25,544 and $3,178 loss on the change in fair value of the equity investment, respectively (June 30, 2025 - $1,471 and $3,305 gain, respectively).

The Company did not sell any WRR Shares during the three and six months ended June 30, 2026, or during the year ended December 31, 2025.

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

Share-based compensation

During the three and six months ended June 30, 2026 and 2025, the Company recognized share-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Officer and directors	$129,541	$-	$257,658	$-
Officer – former VP of Operations	-	-	-	116,667
Consultants	-	116,667	77,778	233,334
	$129,541	$116,667	$335,436	$350,001

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

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vested rateably over a three-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at June 30, 2026, the Company had distributed all the shares under the Consulting Agreement, and no future compensation will be recognized for this award.

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

On September 10, 2025, the Company granted stock options to certain directors and an officer under the Plan. The options entitle the holders to purchase up to 1,800,000 common shares of the Company at an exercise price of $0.83 per share. 50% of the options vested immediately on the date of grant, and 50% vest one year thereafter, provided the grantees continue to provide service to the Company. The options expire on September 10, 2028. None of the 900,000 vested options were exercised nor forfeited during the three and six months ended June 30, 2026, and the year ended December 31, 2025.

The fair value of the stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of three years, risk-free interest rate of 3.47%, expected dividend yield of $Nil, and expected share price volatility of 138%. The total grant-date fair value of the options amounted to $1,039,173, which will be recognized as stock-based compensation expense over the vesting period. For the three and six months ended June 30, 2026, the Company recognized $129,541 and $257,658, respectively, in stock-based compensation expense relating to these options, included in director and officer compensation on the Condensed Consolidated Statements of Operations (2025 - $Nil and $Nil, respectively).

Unrecognized compensation cost related to non-vested stock options as of June 30, 2026, was approximately $102,494, and is expected to be recognized over the remaining weighted-average vesting period of two months. The intrinsic value of total outstanding and total vested shares is $Nil at June 30, 2026.

Warrants

The changes in the number of warrants outstanding for the six months ended June 30, 2026, and for the year ended December 31, 2025, are as follows:

	Six months ended June 30, 2026		Year ended December 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	124,994	$1.20	11,894,537	$1.20
Warrants expired	-	-	(11,769,543)	1.20
Warrants outstanding, ending	124,994	$1.20	124,994	$1.20

Details of warrants outstanding as at June 30, 2026, are as follows:

Number of warrants exercisable	Expiry date	Exercise price
55,373	September 23, 2028	$1.20
69,621	November 3, 2028	1.20
124,994		$1.20

At June 30, 2026, the weighted average life of the warrants was 2.30 years.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Prepaid advertising and investor relations services	$8,934	$17,883
Prepaid regulatory fees	17,473	28,459
Prepaid insurance costs	33,876	1,228
Total	$60,283	$47,570

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

Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	management’s plans, objectives and budgets for its future operations and future economic performance;
●	capital budget and future capital requirements;
●	meeting future capital needs;
●	our dependence on management and the need to recruit additional personnel;
●	limited trading for our common stock;
●	the level of future expenditures;
●	impact of recent accounting pronouncements;
●	the outcome of regulatory and litigation matters; and
●	the assumptions described in this report underlying such forward-looking statements.

Actual results and developments may materially differ from those expressed in, or implied by, such statements due to a number of factors, including:

●	those described in the context of such forward-looking statements;
●	future exploration results, mineral resources and expenditures on drilling/exploration;
●	the impact of commodity prices, permitting, capital availability;
●	the political, social and economic climate in which we conduct operations; and
●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our latest Annual Report on Form 10-K filed on March 31, 2026.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2026 and 2025. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America (“US GAAP”) and are presented in US dollars. US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risks and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2025.

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

On the closing of the Earn-in Agreement, the $200,000 principal we advanced under a promissory note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period. As of June 30, 2026, we incurred a total of $2,029,828 in exploration expenditures on the Lapon Canyon Project.

Results of Operations

Three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025:

	Three months ended June 30,		Changes between the	Six months ended June 30,		Changes between the
	2026	2025	periods	2026	2025	periods
Operating expenses
Consulting fees	$22,501	$134,166	$(111,665)	$122,778	$258,333	$(135,555)
Director and officer compensation	129,541	-	129,541	257,658	116,667	140,991
Exploration expenses	349,439	103,956	245,483	433,570	374,640	58,930
Gain on sale of mineral interest	-	(20,000)	20,000	-	(20,000)	20,000
General and administrative	19,076	19,989	(913)	42,601	38,062	4,539
Investor awareness and marketing	24,934	154,776	(129,842)	54,644	542,126	(487,482)
Professional fees	6,018	13,270	(7,252)	14,609	33,962	(19,353)
Transfer agent and filing fees	11,115	22,508	(11,393)	21,762	34,110	(12,348)
	562,624	428,665	133,959	947,622	1,377,900	(430,278)
Other income (expense)
Fair value gain (loss) on equity investments	(25,544)	1,471	(27,015)	(3,178)	3,305	(6,483)
Foreign exchange loss	(420)	(498)	78	(942)	(498)	(444)
Interest income	37,853	62,575	(24,722)	77,140	127,706	(50,566)
Total other income	11,889	63,548	(51,659)	73,020	130,513	(57,493)
Net loss	$550,735	$365,117	$185,618	$874,602	$1,247,387	$(372,785)

Revenues

We had no revenues for the three and six months ended June 30, 2026 and 2025. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended June 30, 2026, our operating expenses increased by $133,959, or 31%, to $562,624, compared with $428,665 for the three months ended June 30, 2025. Our largest expense item was associated with exploration expenses, which totaled $349,439, an increase of $245,483 compared with $103,956 incurred during the comparative period; this amount was incurred under the Earn-in Agreement with Walker River. Our second-largest expense for the three months ended June 30, 2026, was director and officer compensation of $129,541. The director and officer compensation was associated with stock-based compensation to acquire up to 1,800,000 common shares at $0.83, expiring on September 10, 2028, granted to our new directors and the president during the year ended December 31, 2025, under our Stock Option Plan. During the comparative period ended June 30, 2025, we did not incur any expenses associated with director and officer compensation. These increases were partially offset by decreased consulting fees of $22,501, compared with $134,166 incurred during the comparative period, and decreased investor awareness and marketing expenses of $24,934, which decreased by $129,842 from $154,776 incurred during the comparative period ended June 30, 2025, representing the largest decrease for the period. Our transfer agent and filing fees decreased by $11,393 to $11,115, and professional fees decreased by $7,252 to $6,018 for the three months ended June 30, 2026. All other expenses remained relatively steady compared with the prior year.

On a year-to-date basis, our operating expenses decreased by $430,278, or 31%, to $947,622, compared with $1,377,900 for the six months ended June 30, 2025. Our largest expense item was associated with exploration expenses, which totaled $433,570, an increase of $58,930 compared with $374,640 incurred during the comparative period; this amount was incurred under the Earn-in Agreement with Walker River. Our second-largest expense for the six months ended June 30, 2026, was director and officer compensation of $257,658. This compensation was associated with stock-based compensation to acquire up to 1,800,000 common shares at $0.83, expiring on September 10, 2028, granted to our new directors and the president during the year ended December 31, 2025, under our Stock Option Plan. During the comparative period ended June 30, 2025, we incurred $116,667 in director and officer compensation, associated with the vesting of the shares we granted to our former VP of Operations on February 24, 2023, which fully vested on February 28, 2025.

These increases were partially offset by lower consulting fees of $122,778, compared with $258,333 incurred during the comparative period, and lower investor awareness and marketing expenses of $54,644, which decreased by $487,482 from $542,126 incurred during the comparative period ended June 30, 2025, representing the largest decrease for the period. Our transfer agent and filing fees decreased by $12,348 to $21,762, and professional fees decreased by $19,353 to $14,609 for the six months ended June 30, 2026. All other expenses remained relatively steady compared with the prior year.

Other Income (Expense)

During the three months ended June 30, 2026, we recognized a $25,544 loss on fair value of investments in equity securities (June 30, 2025 – $1,471 gain), which was mainly caused by the decrease of market price of WRR Shares from CAD$0.305 per share at March 31, 2026, to CAD$0.24 per share at June 30, 2026, and to a smaller extent due to fluctuation of exchange rates between the US and Canadian dollars. In addition, we earned $37,853 in interest income, which decreased in comparison to the $62,575 we earned during the three months ended June 30, 2025, as a result of reduced cash balances we held in our bank accounts. During the same period, we recognized a $420 loss due to fluctuations in foreign exchange rates (June 30, 2025 – $498).

During the six months ended June 30, 2026, we recognized a $3,178 loss on the fair value of investments in equity securities (June 30, 2025 – $3,305 gain), driven by exchange-rate fluctuations between the US and Canadian dollars. The market price of WRR Shares was CAD$0.24 per share on both June 30, 2026, and December 31, 2025. In addition, we earned $77,140 in interest income, which was lower than the $127,706 earned during the six months ended June 30, 2025, due to reduced cash balances in our bank accounts. During the same period, we recognized a $942 loss due to fluctuations in foreign exchange rates (June 30, 2025 – $498).

Net Loss

During the three months ended June 30, 2026, we reported a net loss of $550,735, compared to a net loss of $365,117 during the same period in 2025. This increase was primarily due to higher exploration activities and non-cash director and officer compensation, which were partly offset by lower investor awareness and marketing expenses, along with lower consulting fees.

During the six months ended June 30, 2026, we reported a net loss of $874,602, compared to a net loss of $1,247,387 during the same period in 2025. This decrease was primarily due to lower investor awareness and marketing expenses, along with lower consulting fees, which were in part offset by higher exploration activities and director and officer compensation.

Liquidity and Capital Resources

Working capital	June 30, 2026	December 31, 2025
Current assets	$4,983,123	$5,502,864
Current liabilities	(1,458,377)	(1,402,130)
Working capital	$3,524,746	$4,100,734

As of June 30, 2026, we had a cash balance of $4,922,840 and working capital of $3,524,746 with cash flows used in operations totaling $532,454 for the six months then ended. During the six months ended June 30, 2026, our operations were funded with cash on hand. The cash that we had on hand at June 30, 2026, was mainly generated from the sale of our common shares through the offering statement on Form 1-A (the “Offering”), which we closed during the year ended December 31, 2023, and to a smaller extent from the exercise of warrants we issued as part of the Offering.

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

Cash Flow

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities	$(532,454)	$(663,604)
Cash flows provided by investing activities	-	80,000
Cash flows provided by financing activities	-	288,149
Net decrease in cash during the period	$(532,454)	$(295,455)

Net cash used in operating activities

During the six months ended June 30, 2026, net cash used in operating activities decreased by $131,150, or 20%, to $532,454 for the six months ended June 30, 2026, compared with $663,604 for the comparative period in 2025. For the six months ended June 30, 2026, we used $535,988 to cover our cash operating costs, which were determined by reducing our net loss of $874,602 by non-cash items included in the net loss of $338,614 by decreasing our amounts due to related parties by $50,000 and by increasing our prepaid expenses by $12,713. These uses of cash were partly offset by an increase in our accounts payable and accrued liabilities of $66,247.

During the six months ended June 30, 2025, we used $663,604 in our operating activities. We used $717,856 to cover our cash operating costs, which were determined by reducing our net loss of $1,247,387 by non-cash items included in the net loss of $529,531. This use of cash was in part offset by a decrease in our prepaid expenses of $23,935 and by a $30,317 increase in accounts payable and accrued liabilities.

Adjustments to reconcile net loss to net cash used in operating activities

During the six months ended June 30, 2026, we recognized $3,178 loss on revaluation of fair value of our investment in WRR Shares. In addition, we recognized $77,778 on vesting of shares we awarded to our consultants, in accordance with the agreements we executed in February of 2023, and $257,658 related to the fair value of options granted to our president and directors that vested during the period.

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

Net cash used in investing activities

We did not have any cash outlays associated with investing activities during the six months ended June 30, 2026. During the six months ended June 30, 2025, we spent $20,000 to make an option payment on our Swales Property, which was initially accrued at December 31, 2024. This use of funds was offset by $100,000 we received on the sale of our interest in the Swales Property.

Net cash provided by financing activities

During the six months ended June 30, 2026, we did not have any financing transactions that affected our cash balances. During the six months ended June 30, 2025, we issued 180,000 shares for total proceeds of $288,149 under the registration statement we filed with the SEC, which became effective on November 8, 2024.

Going Concern

At June 30, 2026, we had a working capital surplus of $3,524,746 and cash on hand of $4,922,840, which is sufficient to support our current plan of operations, including exploration programs, for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $86,433.

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

Capital Expenditures

During the six months ended June 30, 2026, we did not have any capital expenditures.

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

During the quarter ended June 30, 2026, we continued to maintain our focus on the Lapon Canyon Project under the Exploration Stream Earn-in Agreement with Walker River Resources. Remaining mineral property interests are considered secondary, and exploration on these may be rescheduled to accommodate exploration programs for the Lapon Canyon Project.

The table below provides a summary of the Company’s mineral property and royalty interests as at June 30, 2026:

Property	Type	Location	Size in acres	Carrying Value

Mineral Property Interests
Lazy Claims Property	Exploration lease	Section 20, T.7N, R.32E MDM in Mineral County, Nevada	60	$-

Loman Property	100% owned	Sections 20-23 & 26-29 T.7N, R.32E MDM in Mineral County, Nevada	600	10,395

Agai-Pah Property	Exploration lease	Sections 2-3 & 10-11, T.10N, R.30E MDM in Mineral County, Nevada	400	120,000

Belshazzar Property	Exploration lease	Sections 17&18, T.7N, R.4E MDM in Boise, Idaho	200	120,000

Sub-total Mineral Property Interests			1,260	250,395

Royalty Interests
Palmetto Project	2% NSR royalty	Sections 7-9 & 17-21, T1S, R34E., MDM in Esmeralda County	2,217	350,000

Olinghouse Project	1% NSR royalty	Sections 2, 3, 9-11, 14-23 & 27-32 T.21N., R.22 & 23E., MDM, in Washoe County	6,000	1,740,000

Lapon Canyon (including Sleeper claims)	2% NSR royalty (1%NSR royalty)	Sections 20&21, T8N, R28E., MDM, in Mineral County, Nevada	1,920	325,000

Pikes Peak	2% NSR royalty	Sections 4, T8N, R28E., MDM, in Mineral County, Nevada	720	150,000

Swales Property	2% NSR royalty	Section 16, T.35N, R.53E., MDM in Elko County, Nevada.	2,780	-

Sub-total Royalty Interests			13,637	2,565,000

Total Size and Carrying Value of All Mineral Property and Royalty Interests			14,897	$2,815,395

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

As of June 30, 2026, the total cost of the Lazy Claims Property was $Nil, and it had no plant or equipment associated with it. During the six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the Lazy Claims.

Loman Property (Exploration Phase)

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

As of June 30, 2026, the total cost of the Loman Property was $10,395, and it had no plant or equipment associated with it. During the six months ended June 30, 2026 and 2025, the Company did not incur any expenses associated with the Loman Claims.

Agai-Pah Property (Exploration Phase)

On May 19, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Agai-Pah Property Agreement”) with MSM Resource, L.L.C. (“MSM”), a Nevada limited liability company on the Agai-Pah Property, consisting of 20 unpatented mining claims totaling 400 acres, located in Nevada about 10 miles northeast of the town of Hawthorne (the “Agai-Pah Property”). Alan Day, the CEO and chairman of the board of the Company (“Mr. Day”), is the managing member of MSM.

The term of the Agreement commenced on May 19, 2021, and continues for ten years, subject to the Company’s right to extend the Agai-Pah Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Property.

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at June 30, 2026, we accrued the fifth $20,000 anniversary payment.

As of June 30, 2026, the total cost of the Agai-Pah Property was $120,000, and it had no plant or equipment associated with it. During the three and six months ended June 30, 2026, we did not incur any expenses associated with the Agai-Pah Property (three months ended June 30, 2025 - $3,859; six months ended June 30, 2025 - $8,081).

Belshazzar Property (Exploration Phase)

On June 4, 2021, the Company entered into an exploration lease with an option to purchase agreement (the “Belshazzar Property Agreement”) with Belshazzar Holdings, L.L.C. (“Belshazzar”), a Nevada limited liability company on the Belshazzar Property, consisting of ten unpatented lode mining claims and seven unpatented placer mineral claims totaling 200 acres, located in Idaho (the “Belshazzar Property”). Mr. Day is the managing member of Belshazzar.

The term of the Belshazzar Property Agreement commenced on June 4, 2021, and continues for ten years, subject to the Company’s right to extend the Belshazzar Property Agreement for two additional terms of ten years each, and subject to the Company’s option to purchase the Belshazzar Property.

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production, subject to certain terms. As at June 30, 2026, we accrued the fifth $20,000 anniversary payment.

As of June 30, 2026, the total cost of the Belshazzar Property was $120,000, and it had no plant or equipment associated with it. During the three and six months ended June 30, 2026, we did not incur any expenses associated with the Belshazzar Property (three and six months ended June 30, 2025 - $2,294).

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

As of June 30, 2026, the total cost of the Olinghouse Royalty was $1,740,000. We had no plant or equipment associated with Olinghouse Royalty. During the three and six months ended June 30, 2026 and 2025, we did not incur any expenses associated with the Olinghouse Project.

Palmetto Project (Exploration Phase)

On January 27, 2022, the Company’s wholly owned subsidiary, Nevada Canyon, LLC, entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with Smooth Rock Ventures, LLC, a wholly-owned subsidiary of Smooth Rock Ventures Corp. (“Smooth Rock”), to acquire a 2% NSR on the Palmetto Project (the “Palmetto Project”), located in Esmeralda County, Nevada for a one-time cash payment of $350,000.

As of June 30, 2026, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Palmetto Royalty. During the three and six months ended June 30, 2026 and 2025, we did not incur any expenses associated with the Palmetto Project.

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

As of June 30, 2026, the total cost of the Lapon Canyon Project, as it relates to the royalty interest, was $325,000. During the three and six months ended June 30, 2026 and 2025, we did not incur any expenses associated with the royalty interest on the Lapon Canyon Project.

Pikes Peak Project (Exploration Phase)

On June 12, 2024, the Company made a one-time cash payment of $150,000 to acquire from WRR a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”). WRR owns a 100% undivided interest in the project, which consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend.

As of June 30, 2026, the total cost of the Pikes Peak Project was $150,000. We did not have any plant nor equipment associated with the Pikes Peak Project. During the three and six months ended June 30, 2026 and 2025, we did not incur any expenses associated with the Pikes Peak Project.

Swales Property (Exploration Phase)

On December 27, 2021, we entered into an exploration lease with an option to purchase agreement (the “Swales Property Agreement”) with Mr. W. Wright Parks III., (“Mr. Parks”) on the Swales Property, consisting of 40 unpatented lode mining claims totaling 800 acres located in Nevada (the “Swales Property”).

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

On June 9, 2025, we entered into a Property Asset Purchase Agreement to sell our right to the Swales Property Agreement for a total consideration of $100,000 cash and the grant of a 2% net smelter royalty on the initial 40 claims included in the Swales Property, and an additional 99 unpatented mining claims acquired by the purchaser and added to the Swales Property. We recognized a gain on the sale of mineral interest of $20,000.

As of June 30, 2026, the total cost of the Swales Property was $Nil, and it had no plant or equipment associated with it. During the three and six months ended June 30, 2026 and 2025, we did not incur any expenses associated with the Swales Property.

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

On February 10, 2026, we entered into an agreement with BBA Consultants USA LP (“BBA”) to develop a mineral resource estimate. As of June 30, 2026, we incurred $58,540 in costs associated with the MRE.

During the three and six months ended June 30, 2026, we incurred $349,439 and $433,570 in exploration expenditures on the Lapon Canyon Project, respectively. During the comparative three and six months ended June 30, 2025, we incurred $97,803 and $364,265 in exploration expenditures on the Lapon Canyon Project, respectively, of which $202,835 was associated with the note and interest receivable from Walker River. As of June 30, 2026, we had incurred a total of $2,029,828 in exploration expenditures on the Lapon Canyon Project; therefore, the Earn-in Agreement is in good standing.

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

We evaluate impairment of our long-lived assets by applying the provisions of US GAAP. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures, as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2026, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

August 14, 2026	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
and Chairman of the Board of Directors

August 14, 2026	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)
and Member of the Board of Directors

