Form 10-Q
period 2026-09-30
Nevada Canyon Gold Corp.
filed 2026-11-13
CIK 1605481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2026, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 28,593,327.

Nevada Canyon Gold Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current Assets
Cash	$4,122,314	$5,455,294
Prepaid expenses and other current assets	48,730	47,570
	4,171,044	5,502,864

Investment in equity security	108,209	89,611
Mineral property and royalty interests	2,815,395	2,775,395
TOTAL ASSETS	$7,094,648	$8,367,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$874,143	$937,130
Related party payables	415,000	465,000
Total Liabilities	1,289,143	1,402,130

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Preferred Stock: Authorized 10,000,000 preferred shares, $0.0001 par, none issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common Stock: Authorized 100,000,000 common shares, $0.0001 par, 28,593,327 and 28,482,216 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,859	2,848
Additional paid-in capital	19,855,942	19,418,023
Accumulated deficit	(14,053,296)	(12,455,131)
Total Stockholders’ Equity	5,805,505	6,965,740
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,094,648	$8,367,870

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Operating expenses
Consulting fees	$17,500	$139,042	$140,278	$397,375
Director and officer compensation	102,494	548,057	360,152	664,724
Exploration expenses	598,455	785,406	1,032,025	1,160,046
Gain on sale of mineral interest	-	-	-	(20,000)
General and administrative	18,304	26,077	60,905	64,139
Investor awareness and marketing	22,363	104,775	77,007	646,901
Professional fees	10,325	19,008	24,934	52,970
Transfer agent and filing fees	9,946	10,247	31,708	44,357
Total operating expenses	779,387	1,632,612	1,727,009	3,010,512

Other income (expense)
Fair value gain on equity investments	21,776	26,298	18,598	29,603
Foreign exchange loss	(392)	(5)	(1,334)	(503)
Interest income	34,440	59,591	111,580	187,297
Total other income	55,824	85,884	128,844	216,397
Net loss	$723,563	$1,546,728	$1,598,165	$2,794,115

Net loss per common share - basic and diluted	$0.03	$0.05	$0.06	$0.10
Weighted average number of common shares outstanding :
Basic and diluted	28,593,327	28,148,882	28,569,314	27,902,981

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Obligation	Additional		Total
	Common Stock		to Issue	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Equity

Balance, December 31, 2024	27,424,450	$2,742	$600	$17,831,147	$(8,724,161)	$9,110,328

Shares issued for cash	180,000	18	-	288,131	-	288,149
Share issuance costs	-	-	-	(39,122)	-	(39,122)
Shares issued for future share issuance costs	44,431	4	-	74,996	-	75,000
Stock-based compensation - consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - Former VP of Operations	166,667	17	-	116,650	-	116,667
Net loss for the period ended March 31, 2025	-	-	-	-	(882,270)	(882,270)
Balance, March 31, 2025	27,982,215	2,798	600	18,388,452	(9,606,431)	8,785,419

Stock-based compensation issued to consultants	166,667	17	-	116,650	-	116,667
Net loss for the period ended June 30, 2025	-	-	-	-	(365,117)	(365,117)
Balance, June 30, 2025	28,148,882	2,815	600	18,505,102	(9,971,548)	8,536,969

Stock-based compensation issued to consultants	166,667	17	-	116,650	-	116,667
Stock-based compensation - officer and directors	-	-	-	548,057	-	548,057
Adjustment to shares issued on exercise of warrants	-	-	(600)	600	-	-
Net loss for the period ended September 30, 2025	-	-	-	-	(1,546,728)	(1,546,728)
Balance, September 30, 2025	28,315,549	$2,832	$-	$19,170,409	$(11,518,276)	$7,654,965

Balance, December 31, 2025	28,482,216	$2,848	$-	$19,418,023	$(12,455,131)	$6,965,740
Stock-based compensation - consultants	111,111	11	-	77,767	-	77,778
Stock-based compensation - officer and directors	-	-	-	128,117	-	128,117
Net loss for the period ended March 31, 2026	-	-	-	-	(323,867)	(323,867)
Balance, March 31, 2026	28,593,327	2,859	-	19,623,907	(12,778,998)	6,847,768

Stock-based compensation - officer and directors	-	-	-	129,541	-	129,541
Net loss for the period ended June 30, 2026	-	-	-	-	(550,735)	(550,735)
Balance, June 30, 2026	28,593,327	2,859	-	19,753,448	(13,329,733)	6,426,574

Stock-based compensation - officer and directors	-	-	-	102,494	-	102,494
Net loss for the period ended September 30, 2026	-	-	-	-	(723,563)	(723,563)
Balance, September 30, 2026	28,593,327	2,859	-	19,855,942	(14,053,296)	5,805,505

The accompanying notes are an integral part of these condensed consolidated financial statements

Nevada Canyon Gold Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Cash flows used in operating activities
Net loss	$(1,598,165)	$(2,794,115)
Adjustment to reconcile net loss to net cash used in operating activities:
Exploration expenses associated with settlement of note and interest receivable	-	202,835
Fair value gain on equity investment	(18,598)	(29,603)
Gain on sale of mineral interest	-	(20,000)
Stock-based compensation - officer and directors	360,152	548,057
Stock-based compensation - consultants	77,778	350,001
Stock-based compensation - VP of Operations	-	116,667
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,160)	150,096
Accounts payable and accrued liabilities	(62,987)	226,671
Related party payables	(50,000)	5,000
Net cash used in operating activities	(1,292,980)	(1,244,391)

INVESTING ACTIVITIES:
Proceeds received from sale of mineral property interest	-	100,000
Acquisition of mineral property and royalty interests	(40,000)	(60,000)
Net cash provided by (used in) investing activities	(40,000)	40,000

FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	288,149
Net cash provided by financing activities	-	288,149

Net decrease in cash	(1,332,980)	(916,242)
Cash at beginning of period	5,455,294	7,036,161
Cash at end of period	$4,122,314	$6,119,919

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued for prepaid share issuance costs	$-	$75,000
Settlement of note and interest receivable via reduction in exploration expenditures commitment	$-	$202,835

The accompanying notes are an integral part of these condensed consolidated financial statements

NEVADA CANYON GOLD CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2026 AND 2025

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

As of September 30, 2026, the Company’s management has assessed the Company’s ability to continue as a going concern. Management’s assessment is based on various factors, including historical and projected financial performance, liquidity, and other relevant circumstances. As of the date of these condensed consolidated financial statements, the Company has sufficient cash to meet its working capital requirements and fund its exploration programs and general day-to-day operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. This assessment takes into account the Company’s current cash balances as a result of the sale of the Company’s common shares and expected future cash inflows from future financing the management is planning to undertake.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair statement, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Management estimates that the Company’s 2026 effective tax rate will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the three and nine months ended September 30, 2026.

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

The Company’s diluted EPS is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. Dilutive earnings per share include any additional dilution from common stock equivalents, such as stock options, warrants, and convertible instruments, if the impact is not antidilutive. For the three- and nine-month periods ended September 30, 2026, 124,994 (2025 - 6,693,877) warrants and 1,800,000 (2025 – 1,800,000) options for 1,924,994 (2025 - 8,493,877) common shares in total, respectively, were excluded from the computation of diluted EPS because their effect would have been anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Amounts due to a director and Chief Financial Officer (“CFO”) (a)	$100,000	$100,000
Amounts due to a company controlled by a director and CFO (a,b)	310,000	360,000
Amounts due to a director and President (a)	5,000	5,000
Total related party payables	$415,000	$465,000

(a)	These amounts are non-interest bearing, unsecured and due on demand.
(b)	During the nine months ended September 30, 2026, the Company paid $50,000 on the payable due to a company controlled by a director and CFO.

During the three and nine months ended September 30, 2026, the Company incurred $15,000 and $45,000, respectively, in consulting fees to its President and director (2025 - $15,000 and $25,000).

Information regarding stock-based compensation with related parties is provided in Note 6 – Stockholders’ Equity.

NOTE 4 – MINERAL PROPERTY AND ROYALTY INTERESTS

As of September 30, 2026 and December 31, 2025, the Company’s mineral property interests are comprised of the Lazy Claims Property, the Loman Property, and the Agai-Pah Property, located in Nevada, and the Belshazzar Property located in Idaho. In addition, the Company holds a 1% net smelter returns royalty (“NSR”) on the Olinghouse Project, 2% NSR on the Palmetto Project, 2% NSR on the Lapon Canyon Project, 1% NSR on 36 Sleeper claims included in the Lapon Canyon Project, 2% NSR on the Pikes Peak Project, and a 2% NSR on the Swales Property, which are all located in Nevada.

	September 30, 2026	December 31, 2025
Mineral Property Interests
Lazy Claims	$-	$-
Loman	10,395	10,395
Agai-Pah	120,000	100,000
Belshazzar	120,000	100,000
Sub-total, Mineral Property Interests	250,395	210,395
Royalty Interests
Olinghouse	1,740,000	1,740,000
Palmetto	350,000	350,000
Lapon Canyon (including Sleeper claims)	325,000	325,000
Pikes Peak	150,000	150,000
Swales	-	-
Sub-total, Royalty Interests	2,565,000	2,565,000
Total Mineral Property and Royalty Interests	$2,815,395	$2,775,395

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

During the three and nine months ended September 30, 2025, the Company paid the $2,000 minimum annual payment required under the Lazy Claims Agreement. As of September 30, 2026, the Company had not made the 2026 minimum annual payment, as management was engaged in discussions with the claims owners regarding the potential acquisition of the claims.

During the three and nine months ended September 30, 2026, the Company incurred exploration expenses of $648 (2025 – $600) related to the Lazy Claims property.

Loman Property

The Loman Property consists of unpatented mining claims that the Company acquired from a third party in December 2019 for a total of $10,395.

During the three and nine months ended September 30, 2026, the Company paid $7,404 (2025 - $3,200) in annual mining claim fees. These fees were recorded as part of the Company’s exploration expenses.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at September 30, 2026, the Company had made the fifth $20,000 anniversary payment and was up to date on its annual payments.

During the three and nine months ended September 30, 2026, the Company paid $4,252 (2025 - $4,000) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, the Company spent $1,676 and $9,757, respectively, in exploration expenses associated with the Agai-Pah Property. The Company did not incur any additional exploration expenses associated with the Agai-Pah Property during the current three and nine months ended September 30, 2026.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production, subject to certain terms. As at September 30, 2026, the Company had made the fifth $20,000 anniversary payment and was up to date on its annual payments.

During the three and nine months ended September 30, 2026, the Company paid $3,220 (2025 - $3,200) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, the Company incurred $nil and $2,294, respectively, in exploration expenses associated with the Belshazzar Property. The Company did not incur any additional exploration expenses associated with the Belshazzar Property during the current three and nine months ended September 30, 2026.

Royalty Interests

Olinghouse Project

The Company owns a 100% interest of Target Minerals, Inc.’s 1% NSR on all minerals and products produced from certain properties comprising the Olinghouse Project. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any expenses associated with the Olinghouse Project.

Palmetto Project

The Company holds a 2% net smelter returns royalty on the Smooth Rock Ventures Corp.’s Palmetto Project. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any expenses associated with the Palmetto Project.

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

During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any expenses associated with the 2% NSR on the Lapon Canyon Project.

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

During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any expenses associated with the Pikes Peak Project.

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

During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any exploration expenses associated with the Swales Property.

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

On February 10, 2026, the Company entered into an agreement with BBA Consultants USA LP (“BBA”) to develop a mineral resource estimate (the “MRE”). As of September 30, 2026, the Company incurred $58,540 in costs associated with the MRE.

During the three and nine months ended September 30, 2026, the Company incurred $578,053 and $1,011,623 in exploration expenditures on the Lapon Canyon Project, respectively. During the comparative three and nine months ended September 30, 2025, the Company incurred $770,730 and $1,134,995 in exploration expenditures on the Lapon Canyon Project, respectively, of which $202,835 was associated with the note and interest receivable from Walker River. As of September 30, 2026, the Company had incurred a total of $2,625,211 in exploration expenditures since the inception of the Earn-in Agreement.

NOTE 5 – INVESTMENT IN EQUITY SECURITY

As at September 30, 2026 and December 31, 2025, the Company’s equity investment consisted of 511,750 common shares of WRR.

At September 30, 2026 and December 31, 2025, the fair value of the equity investment was $108,209 and $89,611, respectively, based on the trading price of WRR Shares at September 30, 2026 and December 31, 2025. Fair value is measured using Level 1 inputs in the fair value hierarchy.

During the three and nine months ended September 30, 2026 and 2025, the revaluation of the equity investment in WRR resulted in a $21,776 and $18,598 gain on the change in fair value of the equity investment, respectively (September 30, 2025 - $26,298 and $29,603 gain, respectively).

The Company did not sell any WRR Shares during the three and nine months ended September 30, 2026, or during the year ended December 31, 2025.

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

Share-based compensation

During the three and nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Officer and directors	$102,494	$548,057	$360,152	$548,057
Officer – former VP of Operations	-	-	-	116,667
Consultants	-	116,667	77,778	350,001
	$102,494	$664,724	$437,930	$1,014,725

Officer – Former VP of Operations:

On February 24, 2023, the Company entered into a consulting agreement with the Company’s former Vice President of Operations (the “VP Agreement”). The Company agreed to issue 2,000,000 shares of its common stock for the services. The shares vested rateably over a two-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at September 30, 2025, the Company had distributed all the shares under the VP Agreement, and no future compensation was recognized for this award.

Consultants:

On February 24, 2023, the Company entered into two separate consulting agreements with consultants (the “Consulting Agreements”) in exchange for a total of 2,000,000 shares of its common stock. All shares vested rateably over a three-year period, beginning March 1, 2023, and vested shares were distributed quarterly. The fair value of the shares was $1,400,000 or $0.70 per share based on the trading price of the Company’s common stock on the date the service period began. As at September 30, 2026, the Company had distributed all the shares under the Consulting Agreements, and no future compensation will be recognized for this award.

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

On September 10, 2025, the Company granted stock options to certain directors and an officer under the Plan. The options entitle the holders to purchase up to 1,800,000 common shares of the Company at an exercise price of $0.83 per share. 50% of the options vested immediately on the date of grant, and 50% vested on September 10, 2026, as the grantees continued providing service to the Company. The options expire on September 10, 2028.

The fair value of the stock options was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: expected life of three years, risk-free interest rate of 3.47%, expected dividend yield of $Nil, and expected share price volatility of 138%. The total grant-date fair value of the options amounted to $1,039,173, which was recognized as stock-based compensation expense over the vesting period. For the three and nine months ended September 30, 2026, the Company recognized $102,494 and $360,152, respectively, in stock-based compensation expense relating to these options, included in director and officer compensation on the Condensed Consolidated Statements of Operations (2025 - $548,057 and $548,057, respectively).

The intrinsic value of total outstanding options was $Nil at September 30, 2026.

The changes in the number of options outstanding for the nine months ended September 30, 2026, and for the year ended December 31, 2025, are as follows:

	Nine months ended September 30, 2026		Year ended December 31, 2025
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Options outstanding, beginning	1,800,000	$0.83	-	$-
Options granted	-	-	1,800,000	0.83
Options outstanding, ending	1,800,000	$0.83	1,800,000	$0.83
Options exercisable, ending	1,800,000	$0.83	900,000	$0.83

Warrants

The changes in the number of warrants outstanding for the nine months ended September 30, 2026, and for the year ended December 31, 2025, are as follows:

	Nine months ended September 30, 2026		Year ended December 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price

Warrants outstanding, beginning	124,994	$1.20	11,894,537	$1.20
Warrants expired	-	-	(11,769,543)	1.20
Warrants outstanding, ending	124,994	$1.20	124,994	$1.20

Details of warrants outstanding as at September 30, 2026, are as follows:

Number of warrants exercisable	Expiry date	Exercise price
55,373	September 23, 2028	$1.20
69,621	November 3, 2028	1.20
124,994		$1.20

At September 30, 2026, the weighted average life of the warrants was 2.05 years.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2026 and 2025. You should refer to the Condensed Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, together with notes thereto, which are included in this Quarterly Report on Form 10-Q, as well as our most recent audited consolidated financial statements on Form 10-K for the year ended December 31, 2025.

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

On the closing of the Earn-in Agreement, the $200,000 principal we advanced under a promissory note dated December 19, 2024, including accrued interest of $2,835, was deemed satisfied in full and credited toward Nevada Canyon’s exploration expenses obligations for the first Annual Period. As of September 30, 2026, we incurred a total of $2,625,211 in exploration expenditures since the inception of the Earn-in Agreement.

Results of Operations

Three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025:

	Three months ended September 30,		Changes between the	Nine months ended September 30,		Changes between the
	2026	2025	periods	2026	2025	periods
Operating expenses
Consulting fees	$17,500	$139,042	$(121,542)	$140,278	$397,375	$(257,097)
Director and officer compensation	102,494	548,057	(445,563)	360,152	664,724	(304,572)
Exploration expenses	598,455	785,406	(186,951)	1,032,025	1,160,046	(128,021)
Gain on sale of mineral interest	-	-	-	-	(20,000)	20,000
General and administrative	18,304	26,077	(7,773)	60,905	64,139	(3,234)
Investor awareness and marketing	22,363	104,775	(82,412)	77,007	646,901	(569,894)
Professional fees	10,325	19,008	(8,683)	24,934	52,970	(28,036)
Transfer agent and filing fees	9,946	10,247	(301)	31,708	44,357	(12,649)
	779,387	1,632,612	(853,225)	1,727,009	3,010,512	(1,283,503)
Other income (expense)
Fair value gain on equity investments	21,776	26,298	(4,522)	18,598	29,603	(11,005)
Foreign exchange loss	(392)	(5)	(387)	(1,334)	(503)	(831)
Interest income	34,440	59,591	(25,151)	111,580	187,297	(75,717)
Total other income	55,824	85,884	(30,060)	128,844	216,397	(87,553)
Net loss	$723,563	$1,546,728	$(823,165)	$1,598,165	$2,794,115	$(1,195,950)

Revenues

We had no revenues for the three and nine months ended September 30, 2026 and 2025. Due to the exploration rather than the production nature of our business, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended September 30, 2026, our operating expenses decreased by $853,225, or 52%, to $779,387, compared with $1,632,612 for the three months ended September 30, 2025. The largest decrease was in director and officer compensation, which decreased by $445,563 to $102,494, compared with $548,057 during the comparative period. The decrease was primarily attributable to lower non-cash stock-based compensation recognized during the current period compared with the prior year. Consulting fees decreased by $121,542 to $17,500, compared with $139,042 during the comparative period. Investor awareness and marketing expenses decreased by $82,412 to $22,363, compared with $104,775 during the comparative period.

Our largest expense item during the three months ended September 30, 2026, was exploration expenses, which totaled $598,455, a decrease of $186,951 compared with $785,406 incurred during the comparative period. These expenses were associated with our exploration activities under the Earn-in Agreement with Walker River. Professional fees decreased by $8,683 to $10,325, while general and administrative expenses decreased by $7,773 to $18,304. Transfer agent and filing fees remained relatively steady compared with the prior year.

On a year-to-date basis, our operating expenses decreased by $1,283,503, or 43%, to $1,727,009, compared with $3,010,512 for the nine months ended September 30, 2025. The largest decrease was in investor awareness and marketing expenses, which decreased by $569,894 to $77,007, compared with $646,901 during the comparative period. Director and officer compensation decreased by $304,572 to $360,152, compared with $664,724 during the comparative period. Consulting fees decreased by $257,097 to $140,278, compared with $397,375 during the comparative period.

Our largest expense item for the nine months ended September 30, 2026, was exploration expenses, which totaled $1,032,025, a decrease of $128,021 compared with $1,160,046 incurred during the comparative period. These expenses were associated with our exploration activities under the Earn-in Agreement with Walker River. Professional fees decreased by $28,036 to $24,934, and transfer agent and filing fees decreased by $12,649 to $31,708.

During the nine months ended September 30, 2025, we recognized a $20,000 gain on the sale of our interest in the Swales Property. No similar transactions occurred during the nine months ended September 30, 2026.

Other Income (Expense)

During the three months ended September 30, 2026, we recognized a $21,776 gain on the fair value of investments in equity securities, compared with a gain of $26,298 during the comparative period. These gains were primarily attributable to changes in the quoted market price of our investment in Walker River Resources Ltd., together with fluctuations in the exchange rate between the US and Canadian dollars.

In addition, we earned $34,440 in interest income, compared with $59,591 during the three months ended September 30, 2025, a decrease of $25,151, primarily due to reduced cash balances held in our bank accounts. During the same period, we recognized a $392 foreign exchange loss, compared with a $5 loss during the comparative period.

During the nine months ended September 30, 2026, we recognized an $18,598 gain on the fair value of investments in equity securities, compared with a gain of $29,603 during the comparative period. We also earned $111,580 in interest income, compared with $187,297 during the nine months ended September 30, 2025, a decrease of $75,717, primarily due to reduced cash balances held in our bank accounts. During the same period, we recognized a $1,334 foreign exchange loss, compared with a $503 loss during the comparative period.

Net Loss

During the three months ended September 30, 2026, we reported a net loss of $723,563, compared with a net loss of $1,546,728 during the same period in 2025, representing a decrease of $823,165, or 53%.

During the nine months ended September 30, 2026, we reported a net loss of $1,598,165, compared with a net loss of $2,794,115 during the same period in 2025, representing a decrease of $1,195,950, or 43%.

The decreases in net loss for both periods were primarily attributable to the reductions in operating expenses discussed above, partially offset by lower interest income.

Liquidity and Capital Resources

Working capital	September 30, 2026	December 31, 2025
Current assets	$4,171,044	$5,502,864
Current liabilities	(1,289,143)	(1,402,130)
Working capital	$2,881,901	$4,100,734

As of September 30, 2026, we had a cash balance of $4,122,314 and working capital of $2,881,901 with cash flows used in operations totaling $1,292,980 for the nine months then ended. During the nine months ended September 30, 2026, our operations were funded with cash on hand. The cash that we had on hand at September 30, 2026, was mainly generated from the sale of our common shares through the offering statement on Form 1-A (the “Offering”), which we closed during the year ended December 31, 2023, and to a smaller extent from the exercise of warrants we issued as part of the Offering.

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

Cash Flow

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities	$(1,292,980)	$(1,244,391)
Cash flows provided by (used in) investing activities	(40,000)	40,000
Cash flows provided by financing activities	-	288,149
Net decrease in cash during the period	$(1,332,980)	$(916,242)

Net cash used in operating activities

During the nine months ended September 30, 2026, net cash used in operating activities increased by $48,589, or 4%, to $1,292,980, compared with $1,244,391 for the comparative period in 2025. During the nine months ended September 30, 2026, we used $1,178,833 to cover our cash operating costs, determined by adjusting our net loss of $1,598,165 for non-cash items totaling $419,332. Cash used in operating activities was further affected by a decrease in accounts payable of $62,987, a decrease in related party payables of $50,000, and an increase in prepaid expenses of $1,160.

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

Adjustments to reconcile net loss to net cash used in operating activities

During the nine months ended September 30, 2026, we recognized an $18,598 non-cash gain on the revaluation of our investment in WRR Shares. In addition, we recognized $77,778 in stock-based compensation associated with the vesting of shares awarded to our consultants under agreements executed in February 2023, and $360,152 in stock-based compensation associated with the fair value of options granted to our president and directors that vested during the period.

During the nine months ended September 30, 2025, we recognized $29,603 gain on revaluation of fair value of our investment in WRR Shares and $20,000 gain on the sale of our interest in Swales Property. In addition, we recognized $116,667 on vesting of shares awarded to our VP of Operations, $350,001 on vesting of shares we awarded to our consultants, in accordance with the agreements we executed in February of 2023, and $548,057 associated with fair value of options we granted to our president and directors that vested during the period. An additional $202,835 was associated with conversion of the balance receivable under the note and interest receivable from WRR into eligible exploration expenditures under the Earn-in Agreement with WRR.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2026, net cash used in investing activities was $40,000, which was associated with the annual payments on our Agai-Pah and Belshazzar Properties.

During the nine months ended September 30, 2025, we spent $20,000 to make an option payment on our Swales Property, which was initially accrued at December 31, 2024, and $40,000 to make option payments on our Agai-Pah and Belshazzar Properties. This use of funds was offset by $100,000 we received on the sale of our interest in the Swales Property.

Net cash provided by financing activities

During the nine months ended September 30, 2026, we did not have any financing transactions that affected our cash balances. During the nine months ended September 30, 2025, we issued 180,000 shares for total proceeds of $288,149 under the registration statement we filed with the SEC, which became effective on November 8, 2024.

Going Concern

At September 30, 2026, we had a working capital surplus of $2,881,901 and cash on hand of $4,122,314, which is sufficient to support our current plan of operations, including exploration programs, for the next 12-month period. Our investment in equity security is represented by 511,750 WRR Shares valued at $108,209.

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

Capital Expenditures

During the nine months ended September 30, 2026, we used $40,000 to make option payments for our Agai-Pah and Belshazzar Properties.

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

During the quarter ended September 30, 2026, we continued to maintain our focus on the Lapon Canyon Project under the Exploration Stream Earn-in Agreement with Walker River Resources. Remaining mineral property interests are considered secondary, and exploration on these may be rescheduled to accommodate exploration programs for the Lapon Canyon Project.

The table below provides a summary of the Company’s mineral property and royalty interests as at September 30, 2026:

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

As of September 30, 2026, the total cost of the Lazy Claims Property was $Nil, and it had no plant or equipment associated with it. During the three and nine months ended September 30, 2025, the Company paid the $2,000 minimum annual payment required under the Lazy Claims Agreement. As of September 30, 2026, the Company had not made the 2026 minimum annual payment, as management was engaged in discussions with the claims owners regarding the potential acquisition of the claims.

During the three and nine months ended September 30, 2026, the Company incurred exploration expenses of $648 (2025 – $600) related to the Lazy Claims property.

Loman Property (Exploration Phase)

In December 2019, the Company acquired 27 mining claims for a total of $10,395. The claims were acquired by the Company from a third party.

As of September 30, 2026, the total cost of the Loman Property was $10,395, and it had no plant or equipment associated with it. During the three and nine months ended September 30, 2026, we paid $7,404 (2025 - $3,200) in annual mining claim fees. These fees were recorded as part of our exploration expenses.

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

Full consideration of the Agai-Pah Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Agai-Pah Property Agreement on May 19, 2021 (the “Effective Date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Agai-Pah Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Agai-Pah Property (the “Agai-Pah Purchase Option”). To exercise the Agai-Pah Purchase Option, the Company will be required to pay $750,000 (the “Agai-Pah Purchase Price”). The Agai-Pah Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of MSM. The annual payments paid by the Company to MSM, shall not be applied or credited against the Purchase Price. As at September 30, 2026, we had made the fifth $20,000 anniversary payment and were up to date on its annual payments.

As of September 30, 2026, the total cost of the Agai-Pah Property was $120,000, and it had no plant or equipment associated with it.

During the three and nine months ended September 30, 2026, we paid $4,252 (2025 - $4,000) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, we spent $1,676 and $9,757, respectively, in exploration expenses associated with the Agai-Pah Property. We did not incur any additional exploration expenses associated with the Agai-Pah Property during the current three and nine months ended September 30, 2026.

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

Full consideration of the Belshazzar Property Agreement consists of the following: (i) an initial cash payment of $20,000 to be paid within 90 days from the execution of the Belshazzar Property Agreement on June 4, 2021 (the “effective date”), and (ii) annual payments of $20,000 to be paid on the anniversary of the Effective Date while the Belshazzar Property Agreement remains in effect. The Company has the exclusive option and right to acquire 100% ownership of the Belshazzar Property (the “Belshazzar Purchase Option”). To exercise the Belshazzar Purchase Option, the Company will be required to pay $800,000 (the “Belshazzar Purchase Price”). The Belshazzar Purchase Price can be paid in either cash and/or equity of the Company, or a combination thereof, at the election of Belshazzar. The annual payments paid by the Company to Belshazzar, shall not be applied or credited against the Belshazzar Purchase Price. The Belshazzar Property is subject to a 1% Gross Returns Royalty payable to the property owner, from the commencement of commercial production, subject to certain terms. As at September 30, 2026, we had made the fifth $20,000 anniversary payment and were up to date on its annual payments.

As of September 30, 2026, the total cost of the Belshazzar Property was $120,000, and it had no plant or equipment associated with it.

During the three and nine months ended September 30, 2026, we paid $3,220 (2025 - $3,200) in annual mining claim fees. In addition, during the three and nine months ended September 30, 2025, we incurred $nil and $2,294, respectively, in exploration expenses associated with the Belshazzar Property. We did not incur any additional exploration expenses associated with the Belshazzar Property during the current three and nine months ended September 30, 2026.

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

As of September 30, 2026, the total cost of the Olinghouse Royalty was $1,740,000. We had no plant or equipment associated with Olinghouse Royalty. During the three and nine months ended September 30, 2026 and 2025, we did not incur any expenses associated with the Olinghouse Project.

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

As of September 30, 2026, the total cost of the Palmetto Royalty was $350,000. The Company did not have any plant nor equipment associated with Palmetto Royalty. During the three and nine months ended September 30, 2026 and 2025, we did not incur any expenses associated with the Palmetto Project.

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

As of September 30, 2026, the total cost of the Lapon Canyon Project, as it relates to the royalty interest, was $325,000. During the three and nine months ended September 30, 2026 and 2025, we did not incur any expenses associated with the royalty interest on the Lapon Canyon Project.

Pikes Peak Project (Exploration Phase)

On June 12, 2024, the Company made a one-time cash payment of $150,000 to acquire from WRR a 2% NSR on the Pikes Peak Project (the “Pikes Peak Project”). WRR owns a 100% undivided interest in the project, which consists of 36 unpatented lode mining claims situated in Mineral County, Nevada, within the northern portion of the Walker Lane gold trend.

As of September 30, 2026, the total cost of the Pikes Peak Project was $150,000. We did not have any plant or equipment associated with the Pikes Peak Project. During the three and nine months ended September 30, 2026 and 2025, we did not incur any expenses associated with the Pikes Peak Project.

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

As of September 30, 2026, the total cost of the Swales Property was $Nil, and it had no plant or equipment associated with it. During the three and nine months ended September 30, 2026 and 2025, we did not incur any expenses associated with the Swales Property.

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

On February 10, 2026, we entered into an agreement with BBA Consultants USA LP (“BBA”) to develop a mineral resource estimate. As of September 30, 2026, we incurred $58,540 in costs associated with the MRE.

During the three and nine months ended September 30, 2026, we incurred $578,053 and $1,011,623 in exploration expenditures on the Lapon Canyon Project, respectively. During the comparative three and nine months ended September 30, 2025, we incurred $770,730 and $1,134,995 in exploration expenditures on the Lapon Canyon Project, respectively, of which $202,835 was associated with the note and interest receivable from Walker River. As of September 30, 2026, we had incurred a total of $2,625,211 in exploration expenditures since the inception of the Earn-in Agreement; therefore, the Earn-in Agreement is in good standing.

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

We evaluate impairment of our long-lived assets by applying the provisions of US GAAP. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the nine months ended September 30, 2026.

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

(b) Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2026, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NEVADA CANYON GOLD CORP.

November 13, 2026	/s/ Alan Day
Alan Day
Chief Executive Officer (Principal Executive Officer),
and Chairman of the Board of Directors

November 13, 2026	/s/ Jeffrey A. Cocks
Jeffrey A. Cocks
Chief Financial Officer
(Principal Accounting Officer)
and Member of the Board of Directors

